Form 10QSB
period 2001-09-30
AMANASU ENERGY CORP
filed 2001-11-14
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-32905

                           AMANASU ENERGY CORPORATION
                           --------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                      98 - 0347883
-------------------------------                             ------------
(State or other jurisdiction of                             (IRS Employer
incorporation)                                              Identification No.)

                 701 FIFTH AVENUE, 36TH FLOOR, SEATTLE, WA 98109
                 -----------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  206-262-8188
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   41,247,816 SHARES OF COMMON STOCK
                                            ----------------------------------
ISSUED AND 20,000,000 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2001.
 -------------------------------------------------------------------------------

**Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2001 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended September 30, 2001 include:

(a)  Balance  Sheet  as  of  September  30,  2001  and  December  31,  2001;
(b) Statement of Operations - nine months ended September 30, 2001 and September 30, 2000, and since inception February 22, 1999;
(c) Statement of Operations - quarters ended September 30, 2001 and September 30, 2000, and since inception February 22, 1999;
(d)  Statement  of  Cash  flows  -  Nine  months  ended  September  30, 2001 and
     September  30,  2000,  and  since  inception  February  22,  1999;  and
(e)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2001.

                                   AMANASU ENERGY CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEET
                                           (UNAUDITED)

ASSETS
------
                                                         September 30, 2001    December 31, 2000
                                                        --------------------  -------------------
Current Assets:
    Cash                                                $           257,413   $                -
    Prepaid expenses                                                  4,053               16,211
                                                        --------------------  -------------------
    Total current assets                                            261,466               16,211
                                                        --------------------  -------------------
Total Assets                                            $           261,466   $           16,211
                                                        ====================  ===================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Stockholder advance                                 $               100   $                -
                                                        --------------------
            Total current liabilities                                   100

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares
        of $.001 par value; 41,247,816 and 20,000,000,
        respectively, issued and outstanding                         27,048                7,000
    Additional paid in capital                                      317,492               63,000
    Deficit accumulated during development stage                    (83,174)             (53,789)
                                                        --------------------  -------------------
              Total stockholders' equity                            261,366               16,211
                                                        --------------------  -------------------
     Total Liabilities and Stockholders' Equity         $           261,466   $           16,211
                                                        ====================  ===================

    These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                  (UNAUDITED)

                          NINE MONTH PERIODS
                        ----------------------
                         Ended  September  30,    FEBRUARY 22, 1999
                        ----------------------  (Date  of  Inception)
                           2001        2000      To September30,2001
                        ----------  ----------  ---------------------

Revenue:
    Interest income     $   1,947   $       -   $              1,947

Expenses                   31,332      12,158                 85,121
                        ----------  ----------  ---------------------

Loss accumulated
    during development
    stage               $ (29,385)  $ (12,158)  $            (83,174)
                        ==========  ==========  =====================

Loss Per Share -
    Basic and Diluted   $       -   $       -
                        ==========  ==========

    These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                  (UNAUDITED)

                        Quarters Ended September 30,     FEBRUARY 22, 1999
                        ----------------------------    (Date of Inception)
                            2001           2000        To September 30, 2001
                        -------------  -------------  ----------------------

Revenue:
    Interest income     $      1,367   $          -   $               1,947

Expenses                      16,302          4,053                  85,121
                        -------------  -------------  ----------------------

Loss accumulated
    during development
    stage               $    (14,935)  $     (4,053)  $             (83,174)
                        =============  =============  ======================

Loss Per Share -
    Basic and Diluted   $          -   $          -
                        =============  =============


    These statements should be read in conjunction with the year-end financial statements.

                              AMANASU ENERGY CORPORATION
                             (A DEVELOPMENT STATE COMPANY)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                               NINE MONTH PERIODS        FEBRUARY 22, 1999
                                               ENDED SEPTEMBER 30,      (DATE OF INCEPTION)
                                               2001          2000      TO SEPTEMBER 30, 2001
                                           ------------  ------------  ----------------------
CASH FLOWS FROM OPERATIONS:
Net loss                                   $   (29,385)  $   (12,158)  $             (83,174)
Charges Not Requiring The Outlay Of Cash:
     Services provided for common stock         12,158        12,158                  65,947
                                           ------------  ------------  ----------------------

  NET CASH CONSUMED BY
      OPERATING ACTIVITIES                     (17,227)            -                 (17,227)

CASH FLOWS FROM FINANCING ACTIVITES:
Sales of common stock                          274,540             -                 274,540
Advances received in anticipation of
      common stock sales                           100             -                     100
                                           ------------                ----------------------

  NET CASH PROVIDED BY
      FINANCING ACTIVITIES                     274,640             -                 274,640

CASH BALANCE, BEGINNING OF PERIOD                    -             -                       -

                                           ------------  ------------  ----------------------
Cash balance, end of period                $   257,413   $         -   $             257,413
                                           ============  ============  ======================

  These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


1.     BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Energy Corporation (the "Company") as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000, respectively, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarters and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements
----------------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We have the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The combustion system is a low cost methodology of generating extremely high temperatures in excess of 2,000 degrees Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which is vented out of the system. The process produces no toxins, smoke, ash, or soot. We will require further financing to advance our business model.

PLAN  OF  OPERATION

We are in the developmental stage, conducting product development and creating market strategies. Mr. Masaichi Kikuchi is the inventor, owner, and licensor of the technology, and a consultant to the Company. In 1996, he constructed the first and only Amanasu furnace located on the island of Hokkaido, Japan. The unit has a five-ton per day capacity and has been operational since 1996, and the inventor has owned and operated the furnace since its initial construction. We have no present or future rights to own or operate the Hokkaido furnace, including its customers.

During the second quarter of 2001, we initiated contact with a number of municipalities and private corporations for purposes of commercially selling its licensed proprietary furnace. At the end of June, 2001, in collaboration with Mr. Kikuchi, the inventor, we conducted a demonstration at the Hokkaido facility to approximately 350 prospective customers from Japan and other Pacific Rim countries. As of the date of this report, we have not received any product sales from the demonstration. We cannot predict whether any sales will result from the demonstration or the efforts of the Company's president.

We expect to establish of a network of distributors throughout the Pacific Rim. It is contemplated that distributors will be granted exclusive distribution rights to a designated territory and will be compensated based on a negotiated percentage of sales. It is expected that distributors will be required to reach minimum sales levels in order maintain exclusive territorial distribution rights.

We had cash on hand in the amount of $257,413 as of September 30, 2001. We will require additional financing to enable us to complete our development stage. We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934 (the "34 Act"). We plan to raise money through sales of our common stock to private investors and through smaller, institutional avenues. At this time, these avenues of financing do not look particularly promising. We may also offer stock options in the future depending on perceived investor interest.

We intend to raise additional funds of approximately $2,000,000 to $3,000,000 in the near future through the private placement of our common stock. The proceeds from such private placement will be used to construct two demonstrational units, a one-half ton daily capacity unit and a one-ton daily capacity unit, to fully launch the marketing and sale of our licensed proprietary Amanasu furnace, and for other general working capital needs. Our cash requirements over the next twelve months are estimated to be approximately $1,000,000, which are entirely devoted to the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct our business, and general working capital needs. We have entered into discussions with a number of private investors concerning the private placement of our common stock, however, at this time, we have not received commitments from any source. Moreover, although we are encouraged by our discussions, we cannot predict whether we will be successful in raising any capital, which capital is essential to our plan of operations.

We have no material commitments for capital at this time other than as described above. In addition, we do not expect to incur research and development costs within the next 12 months. We expect to outsource the construction and fabrication of our units to third parties, including the proprietary combustion system which will be manufactured by the inventor at his factory in Hokkaido, Japan. We believe that we can manufacture as many as 30 units per month using currently available manufacturing and assembly resources. We expect the production cycle for the one-half ton to five ton daily capacities will approximate three to six months. We believe that these production and assembly resources will be sufficient to meet anticipated product demand for the next 12 months.

We will require a minimum of $1,000,000 to satisfy our cash requirements for the next 12 months. If we are successful in raising $1,000,000, we will commence the marketing of our units to prospective customers in the Pacific Rim. We expect to deliver production units within three to six months from order placement, and will require payment of at least 50% of the purchase price as a down payment for each customer order.

If we are successful in raising the projected funds of $2,000,000 to $3,000,000, we believe that, this funding, along with bank borrowings, and cash flow from the sale of units, will enable us to commence the full scale manufacture and sale of our products. We can not predict whether or not we will be successful in our capital raising efforts, and, thus, be able to satisfy our cash requirements for the next 12 months. If we are unsuccessful in raising at least $1,000,000, we may not be able to complete our plan of operations.


RESULTS  OF  OPERATIONS

We incurred a loss of $29,385 for the nine months ending September 30, 2001, compared to a loss of $12,158 for the nine months ending September 30, 2000. Operating expenses during the nine months ended September 30, 2001 were $31,332 which included professional (legal and accounting) fees incurred as a result of filing our Form 10-SB registration statement with the Securities and Exchange Commission, as compared to $12,158 for same period of 2000.

The increase in operating expenses incurred during the first nine months of 2001 compared with the operating expenses incurred during the first nine months of 2000 reflect consulting services of $14,000 and rent of $4,500 and marketing expenses of $1,674. We have maintained our budget for professional expenses associated with our becoming a reporting company under the 34 Act. We will continue to incur higher professional expenses in order to comply with our ongoing obligations under the 34 Act.

We do not anticipate any substantial revenues until such time as we enter into sales contracts with purchases of our products. We are presently in the development stage and there is no assurance that we will enter into revenue generating agreements. During the developmental stage, we are conducting product development and creating market strategies. Future revenues will depend on our ability to develop a viable waste disposal system using the acquired technology and thereafter to market that product. There is no assurance that we will meet our objectives or earn any revenues. We are engaged in business for profit, but cannot predict future profitability.

Currently, our two officers are our only employees. We expect to hire one administrative assistant to the Company's president, three marketing representatives, and one to two technical assistants. The marketing representatives will assist the Company's president in marketing its product in the Pacific Rim countries, and the technical assistants will design and engineer the larger systems in collaboration with the inventor.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $257,413 as of September 30, 2001, up from $nil at December 30, 2000 as a result of sales of our common stock. During the three months ended September 30, 2001, we financed our operations mainly through a private placement which resulted in subscriptions to purchase our Common Stock of $74,540 from four private investors. We anticipate that we will operate at a loss for the foreseeable future. Our cash requirements over the next twelve months are estimated to be approximately $1,000,000, which are entirely devoted to, the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct our business, and general working capital needs. We have entered into discussions with a number of private investors concerning the private placement of our common stock, however, at this time, we have not received commitments from any source. Moreover, although we are encouraged by our discussions, we cannot predict whether we will be successful in raising any capital, which capital is essential to our plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities, the availability of materials provided by third-party vendors, the rate of expansion of our network infrastructure and other factors.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          NONE

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

          NONE

Item  3.  Defaults  Upon  Senior  Securities:

          NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders:

          NONE

Item  5.  Other  Information:

          NONE

Item  6. Exhibits  and  Reports  on  Form  8-K.

   (a)   Exhibits

         Exhibit  -  NONE

   (b)   Reports  on  Form  8-K:  NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  14,  2001


                             AMANASU  ENERGY  CORPORATION



                             By:     /s/  Atsushi  Maki
                                     ------------------------------------------
                                     Atsushi Maki, Chairman, President
                                     and Chief Financial Officer