Form 10KSB
period 2001-12-31
AMANASU ENERGY CORP
filed 2002-04-15
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                           COMMISSION FILE NO. 0-23920


                           AMANASU ENERGY CORPORATION
                   ------------------------------------------
          (Name of small business issuer as specified in its charter)

                NEVADA                                          98 - 0347883
   -------------------------------                             --------------
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

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

   Title of each class              Name of each Exchange on which registered:
--------------------------          ------------------------------------------
Common Stock, no par value                             n/a

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       [X] Yes   [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $2,258.

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2001, computed by reference to the price at which the stock was sold on that date: n/a.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 31, 2001 and 2000 was 41,247,816 and 20,000,000, respectively.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X).

                           AMANASU ENERGY CORPORATION
                           --------------------------
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I                                4
  ITEM 1.   DESCRIPTION OF BUSINESS                                          4
    GENERAL                                                                  4
    BUSINESS OF THE COMPANY AND PRODUCTS                                     4
      Overview and History                                                   4
    MARKETING                                                                7
    PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY
    AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION                          8
    RISK FACTORS                                                             8
    GOVERNMENT REGULATIONS                                                  10
    DEPENDENCE ON CERTAIN CUSTOMERS                                         11
    RESEARCH AND DEVELOPMENT                                                11
    COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS                 11
    NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES             11
  ITEM 2.   DESCRIPTION OF PROPERTY                                         11
  ITEM 3.   LEGAL PROCEEDINGS                                               12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12
PART II                            12
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        12
    DIVIDEND POLICY                                                         13
    RECENT SALES OF UNREGISTERED SECURITIES                                 13
  ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS      13
    LIQUIDITY AND CAPITAL RESOURCES                                         14
  ITEM 7.   FINANCIAL STATEMENTS                                            14
  ITEM 8.   CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  AND FINANCIAL DISCLOSURE                                                  15
PART III                            15
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.                       15
  ITEM 10.  EXECUTIVE COMPENSATION                                          16
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  17
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  18
  ITEM 13(a). EXHIBITS.                                                     19
  ITEM 13(b). REPORTS ON FORM 8-K.                                          19
SIGNATURES                          20

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART  I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Amanasu Energy Corporation ("Company") was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, it changed its name to Amanasu Energy Corporation.

On June 8, 2000, we obtained the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The rights were obtained pursuant to an exclusive licensing agreement with the inventor of the technology for a period of 30 years. The combustion system is a low cost methodology of generating extremely high temperatures in excess of 2,000 degrees Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which is vented out of the system. The process produces no toxins, smoke, ash, or soot. We will require further financing to advance our business model.

Our principal offices are located at 701 Fifth Avenue, 36th Floor, Seattle, WA 98109. Our telephone number is (206) 262-8188 and our facsimile number is (206) 262-8199. We do not have a website.

BUSINESS  OF  THE  COMPANY  AND  PRODUCTS

Overview  and  History

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

Background  of  Technology.

The technology, known as the Amanasu Furnace, is a process that disposes of toxic and hazardous waste, through a proprietary, high temperature combustion system. The combustion system is a low cost methodology of generating extremely high temperatures is excess of 2,000 Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which vented out of the system. The process produces no toxins, smoke, ash, or soot.

Mr. Masaichi Kikuchi, the inventor of the technology and a consultant to the Company, constructed the first and only Amanasu furnace in 1996. The unit is located on the island of Hokkaido, Japan, and has been operating since 1996 at a capacity of five tons per day.


Description  of  the  Amanasu  Furnace.

The Amanasu furnace is a waste disposal system that safely and efficiently disposes of toxic and hazardous wastes in a cost efficient manner. The system has three general features; the proprietary combustion burner, the furnace compartment, and the gas processing compartment.

The proprietary aspect of the Amanasu furnace is the unique combustion system that generates abnormally high temperatures in excess of 2,000 degrees Celsius within the furnace compartment. A proprietary formula of low cost metals, such as powered aluminum and iron, is combined with an air pressurized, hydrocarbon flame creating a superheated hydrogen combustion flame. A spray nozzle or burner injects the flame into the furnace compartment where the flame is irradiated with microwaves to create an ionized flame reaching a heat conversion temperature of 18,000 C but an actual measured temperature of 2 1,800-2,300 C inside the furnace compartment. By contrast, an ordinary burner, neutral flame reaches temperatures between 800 to 1,600 C. In order to raise the temperature to the 1,800 to 2,300 degrees C range, large amounts of additional energy is required, typically, electricity. The cost of this energy source is expensive and would be cost prohibitive to the operation of the furnace. The Company's proprietary system reaches these temperatures using approximately 20 gallons of kerosene or light oil per hour for each one ton of daily capacity. For example, a five ton daily capacity unit requires five times as much hydrocarbon use or 100 gallons, per hour. The furnace reaches maximum temperatures within four to five hours after flame ignition. The resultant effect is a low cost methodology of generating extremely high temperatures within a confined furnace compartment.

The inner walls of furnace and the combustion burner itself are protected from the extreme heat by magnetrons and tokomak. Magnetrons are circular magnets that deflect the gaseous ions from the furnace walls to the center of the furnace. Tokomak is an insulating material that further protects the furnaces walls from the extreme heat. Waste matter enters a feed dump where a conveyor or overhead grapple continuously feeds the waste to the furnace compartment. Once inside the high temperature furnace compartment, the chemical compounds of waste matter are instantly ionize or disintegrated into gaseous matter and a magna-like liquid. The magna-like liquid is water cooled to form a dense, inert carbon matter. The combustion gases resulting from the ionization first receive a light irradiation process to prevent recombination. A primary high speed water dousing process follows whereby the gas is cooled to 1,300 C. A series of two to four reaction tanks, similar to water shower units, further cool the gases, and sulfuric acid and nitric acid are removed through processing. Finally, the cooled gas, in the form of oxygen, is filtered and vented from the system as warm air at below 60 degrees C. The process is unlike conventional waste incinerators, as it produces no toxins, smoke, ash, or soot. The vented oxygen has dioxin levels below 0.01 nanogram and dibenzoflan levels below 0.001 nanogram. The inert carbon matter produced in the form of pellets is no more than 2% of the original mass, and can be used for roadway surfaces or disposed of in landfills.

Furnaces will be sold in daily disposal capacities of; one-half ton to one ton, two tons to five tons, and greater than five tons.

Units with daily capacities of one-half ton to one ton will be priced between $200,000 to $800,000. These units will measure approximately up to seven feet in length, four feet in width, and eight feet in height. These units can be manufactured as stationary or portable. Portable units can be mounted on a portable chassis, which can be hauled by a mid-sized truck to desired locations.

Units with daily capacities of two to five tons will be priced between $1,200,000 to $2,000,000. These stationary units will measure approximately up to fourteen feet in length, five feet in width, and eight feet in height.

Units with daily capacities of greater than five ton, including plants for municipalities, will require specific plant design based upon the requirements of each user. The pricing and size of each unit will be subject to the specific design and user requirements.

The outer housing of the Amanasu furnace is constructed of fabricated steel. Ancillary equipment, other than as described above, includes feed hoppers, pipe conveyors, fuel polarization equipment, air polarization equipment, turbo fans, and an air compression system for the burner. The Company believes the furnace will have an estimated useful life of approximately 15 years. This estimate is based upon the Hokkaido, Japan unit that has been operating since 1996.

COMPETITION

Generally, the waste disposal industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. Many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. Despite this competition, the Company believes it maintains certain competitive advantages in its market. In particular, the Company believes that its system disposes of toxic and hazardous waste in an environmentally safe and cost effective manner. Consequently, the Company believes due to its competitive advantages, it will be able to effectively compete in this market.

Manufacturing  And  Suppliers.

The proprietary combustion system of the Amanasu furnace will be manufactured by the inventor at his factory located on the island of Hokkaido, Japan. All other components of the furnace will be manufactured or supplied by various vendors located in the Hokkaido area in collaboration with the Company. The Company also will subcontract the assembly and production of the furnaces to one or more manufacturing companies in the Hokkaido area. It believes these arrangements will be sufficient to meet the Company's production needs for the foreseeable future. While the Company may maintain single sources for the manufacture or supply of various components, other than the combustion system, it believes that other sources for such components are available if necessary. The Company will rely solely upon the inventor for the manufacture of the proprietary combustion system, however, the Company has the technical know how to manufacture the combustion system, if necessary.

MARKETING

Markets and Marketing.

Hazardous and toxic waste generally consists of a large number of chemicals, metals, pesticides, biological agents, toxic pollutants, and other substances. The treatment of toxic and hazardous waste worldwide is a growing and diverse industry. Significant legislation and regulation worldwide has contributed to the growth of this industry. These regulations are directed at protecting the environment by requiring originating parties to be responsible for managing the hazardous wastes that they generate. Although the Company's proprietary furnace disposes of various forms of waste, the Company will seek to promote its product as a toxic and hazardous waste disposal system. This position is premised upon the higher disposal fees for hazardous and toxic compared with the disposal fees of non-toxic or hazardous waste.

The Company's strategic focus for the next 12 months is to market its proprietary furnace directly to end users in the Pacific Rim, principally Japan, Korea, and Taiwan. The Company believes that these principal markets are attractive because of the limited landfill space available in these markets. Potential end users include local municipalities, hospitals, power companies, and manufacturers of electronic products, among other prospective users. The Company believes that it will be able to leverage upon the unit currently operating on the island of Hokkaido, Japan, as well as business contacts of the Company's president to commercially sell its product. During the next 12 months, the Company intends to augment the marketing efforts of the Company's president with assistance from an internal marketing team of three persons. This marketing effort will concentrate on business contacts of the Company's president in the Pacific Rim that have a need for hazardous waste disposal. As part of its initial marketing effort, the Company will invite prospective customers to visit the Hokkaido facility to demonstrate the usefulness of the facility.

During the second quarter of 2001, the Company's has initiated contact with a number of municipalities and private corporations for purposes of commercially selling its proprietary furnace. At the end of June 2001, the Company in collaboration with Mr. Kikuchi, the inventor, will be conducting a demonstration at the Hokkaido facility to approximately 350 prospective customers from Japan and other Pacific Rim countries. The Company cannot predict whether any sales will result from the demonstration or the efforts of the Company's president.

Following this initial 12 month period, the Company expects to establish of a network of distributors throughout the Pacific Rim. It is contemplated that distributors will be granted exclusive distribution rights to a designated territory and will be compensated based on a negotiated percentage of sales. It is expected that distributors will be required to reach minimum sales levels in order maintain exclusive territorial distribution rights.

PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

Pursuant to the license agreement with the inventor, Mr. Kikuchi, the Company obtained the world-wide rights to the Amanasu furnace for a period of 30 years. The Company considers its waste treatment technologies and know-how 5 as proprietary and will use a combination of trade secrets, non disclosure agreements, license agreements, and patent laws to protect its proprietary rights. In 1996, Mr. Kikuchi, the inventor and a consultant to the Company, received a patent in Japan for the combustion technology, which expires in 2016. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country.

RISK  FACTORS

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Developmental Stage Company. We were incorporated on February 22, 1999. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companiesOur ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Ability to develop product. We have no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. Our products which we are developing must be technologically superior or at least equal to other similar products that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or potential licensees will be able to achieve and maintain end user acceptance.

Need for Additional Capital. We rely on our ability to raise capital through the sale of our securities. Our the ultimate success will depend upon our ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit the potential market for our products.

Dependence on Consultants and Outside Manufacturing Facilities. Since our present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to provide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these resources.

Product/Market Acceptance. Our profitability and survival will depend upon our ability to develop a technically and commercially feasible product which will be accepted by end users. Our furnace must be technologically superior or at least equal to other waste disposal furnaces which our competitors may offer and must have a competitive price/performance ratio to adequately penetrate our potential markets. If we are not able to achieve this condition or if we do not remain technologically competitive, we may be unprofitable and our investors could lose their entire investment. There can be no assurance that we or our potential licensees will be able to achieve and maintain end user acceptance of our furnace.

Competition. Generally, the waste disposal industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. Many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. There is no assurance that we will be successful in meeting or overcoming our current or future competition.

Protection of Intellectual Property. Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. Currently, we have been granted a patent in Japan for the combustion technology, which expires in 2016. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

History of Losses. We have a history of operating losses, and an accumulated deficit, as of December 31, 2001, of $278,526. Our ability to generate revenues
                                       -------
and profits is subject to the risks and uncertainties encountered by development stage companies.

Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

Rapid Technological Changes could Adversely Affect Our Business. The market for our furnaces is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

Management and Conflicts of Interest. Our present officers and directors have other unrelated full-time positions or part-time employment. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Our management may devote time to other companies or projects which may compete directly or indirectly with us.

Need for Additional Key Personnel. At the present, we employ no full time employees. Our success will depend, in part, upon the ability to attract and retain qualified employees. We believe that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

Indemnification of Officers and Directors for Securities Liabilities. The Company's By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes. Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation.

In so far as indemnification for liability arising from the Securities Act of 1933 may be permitted to Directors, Officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


General Factors. Our areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

No Public Market for the Common Stock. At present, there is no public market for the Common Stock and there is no assurance that the Company will proceed to trade in a public forum, or, if the shares become public, that it will be sustained.

Estimates and Financial Statements. The information in this Form 10-KSB consists of and relies upon evaluation and estimates made by management. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon accurate evaluations.

No Foreseeable Dividends. We have not paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

GOVERNMENT  REGULATIONS

Generally, the Company will be required to receive regulatory approval from various governmental agencies to conduct its operations. These regulatory approvals will require the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Extensive and evolving environmental protection laws and regulations have been adopted worldwide during recent decades in response to public concern over the environment. The Company's operations and those of its future customers are subject to these evolving laws and regulations. The requirements of these laws and regulations 4 could impose substantial potential liabilities to the Company and its customers. If the operations of the Company's furnace result in a toxic spill or other mishap, the Company and its customers could be subject to substantial fines, suspension of operation, or other significant penalties. The Company makes a continuing effort to anticipate regulatory, political, and legal developments in its principal markets in the Pacific Rim that might affect its operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact its future financial condition or earnings. The Company however does expect that its proprietary furnace will comply with all governing regulations in those countries that it intends to sell its product. This premise is based upon the fact that the furnace is not an incinerator and produces no toxins, smoke, ash, or soot. Moreover, the Hokkaido facility received a permit from a division of the Japanese Ministry of Labor in 1996 and since that time has been operating in compliance with the governing laws and regulations without incident.

DEPENDENCE  ON  CERTAIN  CUSTOMERS

Although we have no key customers at the present time, we expect that if our development work is successful, we will likely become dependent, at least initially, upon one or very few key customers. Such dependence could prove to be risky in the event that one or more such potential customers were to be lost and not replaced.

RESEARCH  AND  DEVELOPMENT

We plan to contract with outside individuals, institutions and companies to perform any additional research and development work which we may require.

During  the last two fiscal years, we spent $44,000 on research and development.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

At the present time there is no direct financial or competitive effect upon our business as a result of any need to comply with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

As of December 31, 2001, the Company's officers are its only employees. In addition, the Company has entered into a consulting agreement with Mr. Kikuchi, the inventor of the technology. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY

We own no properties. The Company's executive offices are located at 701 Fifth Avenue, 36th Floor, Seattle, WA 98109. The premises are 1,500 square feet and are subleased from the Company's president on a month to month basis at a monthly rental amount of $1,500. In addition, the Company maintains an office at

2-18 Kyobashi Chuo-ku, Tokyo, Japan 104-0031. The premises are 2,000 square feet and approximately 600 square feet are subleased by the Company from its president rent free on a month to month basis.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended December 31, 2001, through the solicitation of proxies or otherwise.

PART  II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There  is  no  public  market  for  our  Common  Stock.

The following table will identify, as of December 31, 2001, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 40,000,000 shares of common stock of the Company which are issued and outstanding as of December 31, 2001. The address for each individual below is 701 Fifth Avenue, 36th Floor, Seattle, WA 98109, the address of the Company.

-----------------  -----------------------  ---------------------  -----------------
Title of Security    Name and Address of    Amount and Nature of   Percent of Class
                     Beneficial Owner       Beneficial Ownership
                                            (1)
-----------------  -----------------------  ---------------------  -----------------
Common Stock       Family Corporation(2)              33,000,000                 80%
                   #902 Ark Towers, 1-3-
                   40
                   Roppongi, Minatoku
                   Tokyo, Japan
-----------------  -----------------------  ---------------------  -----------------
Common Stock       Atsushi Maki(3)(4)                  2,496,000                  6%
-----------------  -----------------------  ---------------------  -----------------
Common Stock       Lina Lei(4)                           362,500                  1%
-----------------  -----------------------  ---------------------  -----------------
                   Officers and Directors             35,858,500                 87%
                   as a Group (2 persons)
-----------------  -----------------------  ---------------------  -----------------

(1). "Beneficial ownership" means having or sharing, directly or indirectly (i)
voting power, which includes the power to vote or to direct the voting, or (ii)
investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Atsushi Maki, the Company's Chairman and President, is the sole shareholder of Family Corporation and is deemed the beneficial owner of such shares.


(3). Includes 2, 570,000 shares of common stock held individually by Mr. Maki and 33,000,000 shares of common stock held by Family Corporation.

(4). Atsushi Maki and Lina Lei are husband and wife. Each spouse disclaims beneficial ownership of the shares of the other spouse.

DIVIDEND  POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 2 to our audited financial statements for the fiscal year ended December 31, 2001 for more information on recent sales of unregistered securities.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Company  Overview
-----------------

The Company was organized February 22, 1999. Its operations to date have been limited to obtaining the license to the technology, conducting preliminary marketing efforts, and conducting preliminary testing of the equipment.

Plan  Of  Operations
--------------------

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling a toxic and hazardous waste disposal system.

During the year 2001, the Company raised $274,540 through the issuance of common stock, $200,000 of which was the result of the exercise of 20,000,000 stock purchase options by the Company's president and principal shareholder. The Company intends to raise additional funds of approximately $2,000,000 to $3,000,000 in the near future through the private placement of its common stock. The proceeds of such private placements will be used to construct two demonstrational units, a one-half ton daily capacity unit and a one ton daily capacity unit, to fully launch the marketing and sale of its licensed proprietary Amanasu furnace, and for other general working capital needs. The Company's activities over the next twelve months will be entirely devoted to the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct its business, and the commencement of marketing activities. The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital, which capital is essential to its plan of operations.

The Company expects to outsource the construction and fabrication of its units to third parties, including the proprietary combustion system which will be manufactured by the inventor of the furnace at his factory in Hokkaido, Japan. The Company expects the production cycle of its product to be three to six months. The Company believes that it can manufacture as many as thirty units per month using currently available manufacturing and assembly resources and it believes the production and assembly resources of the third parties will be sufficient to meet anticipated product demand of the next twelve months. Tests are now being conducted of the furnace at a California facility which is expected to be a primary source of manufacturing capability. Testing will continue through the first half of the year 2002 and manufacturing is expected to begin in the second half of the year.

The Company will require a minimum of $1,000,000 to satisfy its cash requirements of the next twelve months. If the Company is successful in raising this money, it will commence production and marketing of its units to prospective customers in the Pacific Rim. If the Company in successful in raising the projected $2,000,000 to $3,000.000 from sales of common stock, management believes that this funding, along with bank borrowings and cash flow from the sales of units, will enable the Company to commence the full scale manufacture and sale of its product. The Company can not predict whether it will be successful in its capital raising efforts. If the Company is not successful in raising $1,000,000, it may not be able to complete its plan of operations.

The results of operations during the year 2001 were a loss of $224,737, compared with a loss of $51,086 for the year 2000. This significant increase in loss is the result of spending approximately $115,000 to register the Company's stock with the Securities and Exchange Commission and $44,000 for preliminary testing of the equipment. Spending of an additional $166,000 for testing is projected during the first half of 2002. Following that work, manufacturing and sales are expected to begin. In addition, the Company executed leases for warehouse and office space and an apartment in the Seattle, Washington area during 2001, incurring rent cost of $22,220.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 2001, we financed our operations mainly through the issuance of 20,047,816 shares of common stock, which yielded proceeds of $274,540. The loss for the year of $224,737 included $16,211 of non-cash items all of it for stock based compensation.

As at December 31, 2001, we had a cash balance of $35,287, and current liabilities of $100.

ITEM 7.   FINANCIAL STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name                 Age  Position
Atsushi Maki          55  Chairman, President, Treasurer and Director
Lina Lei              42  Secretary and Director
Keichi Komiya         70  Director
Takahashi Yamaguchi   67  Director
Charlie Lan           43  Director

BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Atsushi Maki has been the President, Treasurer and Chairman of the Company since November 10, 1999. All officers currently devote part-time services to our operation.

Mr. Maki and Ms. Lei are husband and wife. Other than that relationship, there are no family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Atsushi Maki has been the President, Treasurer and Chairman of the Company since November 10, 1999. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China
Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki is the husband of Lina Lei, the Secretary and a director of the Company.

Lina Lei has been the Secretary and Director of the Company since November 10, 1999. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company. Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year.

                                        Annual Compensation                      Long-Term Compensation
                                   ------------------------------  -------------------------------------------------------
                                                                              Awards                      Payouts
Name and Principal           Year                                  ------------------------------  -----------------------
Position                                                                              Securities
                                   Salary   Bonus   Other Annual   Restricted Stock   Under-       LTIP (2)  All Other
                                   ($)(3)   ($)     Compensation   Award(s)           lying        Payout    Compensation
                                                    ($)            (#)                Options/     ($)       ($)
                                                                                      SARs
                                                                                      (1)(#)
                             ----  -------  ------  -------------  -----------------  -----------  --------  -------------

Atsushi Maki,                2001  14,769   Nil     Nil            Nil                Nil          Nil       Nil
President and CEO            2000  14,769   Nil     Nil            Nil                Nil          Nil       Nil
                             1999   2,462   Nil     Nil            Nil                Nil          Nil       Nil
                             ----  -------  ------  -------------  -----------------  -----------  --------  -------------

(1) "SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(3) Mr. Maki received salary compensation in the form of 3,200,000 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share. Of the total amount of shares, 246,200 shares were allocated for fiscal 1999, with the balance allocated equally between 2000 and 2001.

The Company and its officers have agreed that the officers of the Company will not receive any other compensation beyond year 2001 until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such compensation arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the fiscal years 2000 and 1999.

The Company's directors received no fees for their services in such capacity, however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by us to any of our Officers or Directors. Directors receive no compensation for their service as such. Compensation of officers and directors is determined by our Board of Directors and is not subject to shareholder approval.

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2001 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2001.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES

                                                             Number of
                                                            Unexercised        Value of
                                                            Options at        Unexercised
                                                             Years End    Options at Year End

                    Shares Acquired                        Exercisable /     Exercisable /
Name                On Exercise (#)   Value realized ($)   Unexercisable     Unexercisable
------------------  ----------------  -------------------  -------------  -------------------
Family Corporation        20,000,000  $           200,000            -0-                  -0-
------------------  ----------------  -------------------  -------------  -------------------

We  do  not  have  any  Long  Term  Incentive  Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, our outstanding Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name                                   Common Shares Owned (1)  Percent of
                                                                Class
-------------------------------------  -----------------------  -----------

Family Corporation(2)                               33,000,000          80%
#902 Ark Towers, 1-3-40
Roppongi, Minatoku
Tokyo, Japan
-------------------------------------  -----------------------  -----------
Atsushi Maki(3)(4)                                   2,496,000           6%
-------------------------------------  -----------------------  -----------
Lina Lei(4)                                            362,500           1%
-------------------------------------  -----------------------  -----------
Officers and Directors as a Group (2                35,858,500          87%
persons)
-------------------------------------  -----------------------  -----------


Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1). "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Atsushi Maki, the Company's Chairman and President, is the sole shareholder of Family Corporation and is deemed the beneficial owner of such shares.

(3). Includes 2,496,000 shares of common stock held individually by Mr. Maki and 33,000,000 shares of common stock held by Family Corporation.

(4). Atsushi Maki and Lina Lei are husband and wife. Each spouse disclaims beneficial ownership of the shares of the other spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 15, 1999, the Company entered into an agreement with Family Corporation, a Japanese corporation, under which Family Corporation agreed to arrange the grant of a license to Amanasu Furnace to the Company. In exchange for obtaining the license to the Technology, the Company agreed to issue to Family Corporation 13,000,000 shares of its common stock and stock purchase options to acquire another 20,000,000 shares of common stock at a price per share of $0.01. In addition under the terms of the agreement, the Company agreed to issue 1,000,000 shares of common stock to the inventor of the technology, and 200,000 shares of common stock to the executive director of the inventor. In May 2001, Family Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $200,000 to the Company. Mr. Atsushi Maki, the Company's Chairman and President, is the president and sole shareholder of Family Corporation.

Mr. Maki received salary compensation in the form of 3,200,000 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share or a total of $32,000. Ms. Lei received salary compensation in the form of 312,500 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share or a total of $3,125.

On June 8, 2000, the Company entered into an exclusive licensing agreement with the inventor of the Amanasu Furnace. Under the licensing agreement, the Company obtained the worldwide production and marketing rights of the Technology for 30 years, and the Company is required to pay the inventor a royalty of 2% on gross sales of the Technology.

ITEM 13(a). EXHIBITS.

Number          Description
--------------------------------------------------------------------------------

3(i)(a)        Articles of Incorporation of the Company . . . . . . . . . . .(1)
3(i)(b)        Certificate of Amendment to Articles of
               Incorporation. . . . . . . . . . . . . . . . . . . . . . . . .(1)
3(ii)(a)       Amended and Restated By - Laws of the Company. . . . . . . . .(1)
10(i)          Agreement between Family Corporation and the
               Company dated December 15, 1999. . . . . . . . . . . . . . . .(1)
10(ii)         License agreement between Masaichi Kikuchi
               and the Company dated June 8, 2000 . . . . . . . . . . . . . .(1)
10(iii)        Technical Consulting Agreement the Company
               and Masaichi Kikuchi dated June 9, 2001. . . . . . . . . . . .(1)
10(iv)         License Agreement dated June 8, 2000.

(1) Incorporated by reference from Form 10-SB Registration Statement filed June 20, 2001.



Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . .F-1
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2
Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . .F-4
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . .F-5
Notes to the Financial Statements . . . . . . . . . . . . . . . . . .F-6 to F-10


ITEM 13(b). REPORTS ON FORM 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMANASU ENERGY CORPORATION


                                             By: /s/ Atsushi Maki
                                             --------------------
                                             Atsushi Maki, Chairman, President
                                             and Director


Dated: April 12, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                           Title                               Date
---------------------------  -------------------------------------  ------------

/s/ Atsushi Maki             President, Chairman                       4/12/02
---------------------------  Chief Financial Officer and Director
(Atsushi Maki)

                EXHIBIT INDEX


Number          Description                                                 Page
--------------------------------------------------------------------------------

3(i)(a)        Articles of Incorporation of the Company . . . . . . . . . . .(1)
3(i)(b)        Certificate of Amendment to Articles of
               Incorporation. . . . . . . . . . . . . . . . . . . . . . . . .(1)
3(ii)(a)       Amended and Restated By - Laws of the Company. . . . . . . . .(1)
10(i)          Agreement between Family Corporation and the
               Company dated December 15, 1999. . . . . . . . . . . . . . . .(1)
10(ii)         License agreement between Masaichi Kikuchi
               and the Company dated June 8, 2000 . . . . . . . . . . . . . .(1)
10(iii)        Technical Consulting Agreement the Company
               and Masaichi Kikuchi dated June 9, 2001. . . . . . . . . . . .(1)
10(iv)         License Agreement dated June 8, 2000.

(1) Incorporated by reference from Form 10-SB Registration Statement filed June 20, 2001.



Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . .F-1
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2
Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . .F-4
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . .F-5
Notes to the Financial Statements . . . . . . . . . . . . . . . . . .F-6 to F-10

                          Independent Auditor's Report
                          ----------------------------


Board of Directors
Amanasu Energy Corporation

I have audited the accompanying balance sheets of Amanasu Energy Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and the period February 22, 1999 to December 31, 1999. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Amanasu Energy Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period February 22, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



ROBERT G. JEFFREY, CPA

March 29, 2002
Wayne, New Jersey

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                  December 31,


ASSETS                                                     2001        2000
------                                                  ----------  ----------
Current Assets:
    Cash                                                $  35,287   $       -
    Prepaid expenses                                            -      16,211
                                                        ----------  ----------

              Total current assets                         35,287      16,211

Fixed Assets:
    Automotive equipment                                   25,859           -
        Less, accumulated depreciation                      3,060           -
                                                        ----------  ----------
              Net fixed assets                             22,799           -

Other Assets:
    Rent deposit                                            8,028           -
                                                        ----------  ----------
              Total Assets                              $  66,114   $  16,211
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Shareholder advance                                 $     100   $       -

                                                        ----------  ----------
              Total liabilities                               100           -
                                                        ----------  ----------

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares
        of $.001 par value; 41,247,816 and 20,000,000,
        respectively, issued and outstanding               27,048       7,000
    Additional paid in capital                            317,492      63,000
    Deficit accumulated during development stage         (278,526)    (53,789)

                                                        ----------  ----------
              Total stockholders' equity                   66,014      16,211

                                                        ----------  ----------
      Total Liabilities and Stockholders' Equity        $  66,114   $  16,211
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               AMANASU ENERGY CORPORATION
                               --------------------------
                              (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS AND DEFICIT
                          ACCUMULATED DURING DEVELOPMENT STAGE

                                                                      February 22, 1999
                           Year       Year       February 22 To      (Date of Inception)
                           2001       2000      December 31, 1999    To December 31, 2001
                        ----------  ---------  -------------------  ----------------------
Revenue:
    Interest income     $   2,258   $      -   $                -   $               2,258

Expenses                  226,995     51,086                2,703                 280,784
                        ----------  ---------  -------------------  ----------------------

Loss accumulated
    during development
    stage               $(224,737)  $(51,086)  $           (2,703)  $            (278,526)
                        ==========  =========  ===================  ======================
Net loss per share -
    Basic and Diluted   $    (.01)  $   (.01)  $                -
                        ==========  =========  ===================

   The accompanying notes are an integral part of these financial statements.

                                             AMANASU ENERGY CORPORATION
                                             ---------------------------
                                            (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIODS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                          Common Stock                           Deficit Accumulated
                                     -----------------------     Additional            During
                                       Shares       Amount    Paid in Capital     Development Stage      Total
                                     -----------  ----------  ----------------  ---------------------  ----------

Balance February 22, 1999                     -   $       -   $              -  $                  -   $       -

Net loss for the period                                                                       (2,703)     (2,703)

                                     -----------  ----------  ----------------  ---------------------  ----------
Balance, December 31, 1999                    -           -                  -                (2,703)     (2,703)

Shares issued as fees connected
    with acquisition of
    licensing agreement              13,000,000           -                                                    -

Shares issued as compensation         3,512,500       3,512             31,613                            35,125

Shares issued for services            3,487,500       3,488             31,387                34,875

Net loss for period                                                                          (51,086)    (51,086)

                                     -----------  ----------  ----------------  ---------------------  ----------
Balance, December 31, 2000           20,000,000       7,000             63,000               (53,789)     16,211

Sales of common stock                    47,816          48             74,492                            74,540

Shares issued on exercise of option  20,000,000      20,000            180,000                           200,000

Shares issued as fees connected
    with acquisition of
    licensing agreement               1,200,000           -                  -                                 -

Net loss for period                                                                         (224,737)   (224,737)

Balance, December 31, 2001           41,247,816   $  27,048   $        317,492  $           (278,526)  $  66,014
                                     ===========  ==========  ================  =====================  ==========

                The accompanying notes are an integral part of these financial statements.

                                        AMANASU ENERGY CORPORATION
                                        --------------------------
                                       (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS

                                                                                         February 22, 1999
                                              Year       Year       February 22 To      (Date of Inception)
                                              2001       2000      December 31, 1999    To December 31, 2001
                                           ----------  ---------  -------------------  ----------------------

CASH FLOWS FROM OPERATIONS:
Net loss                                   $(224,737)  $(51,086)  $           (2,703)  $            (278,526)
Charges not requiring the outlay of cash:
     Depreciation                              3,060                                                   3,060
     Common stock issued for services         16,211     51,086                2,703                  70,000
                                           ----------  ---------  -------------------  ----------------------

          NET CASH PROVIDED BY
              OPERATING ACTIVITIES          (205,466)                              -                (205,466)
                                           ----------  ---------  -------------------  ----------------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:
Purchase of automobile                       (25,859)         -                    -                 (25,859)
Rent deposit for warehouse lease              (8,028)         -               (8,028)
                                           ----------  ---------  -------------------

       NET CASH CONSUMED BY
          INVESTING ACTIVITIES               (33,887)         -                    -                 (33,887)
                                           ----------  ---------  -------------------  ----------------------

CASH FLOWS FROM FINANCING
      ACTIVITIES:
Issuances of common stock                    274,540          -                    -                 274,540
Advance received in anticipation of
      common stock sale                          100                                                     100
                                           ----------  ---------  -------------------  ----------------------

       NET CASH PROVIDED BY
          FINANCING ACTIVITIES               274,640                               -                 274,640
                                           ----------  ---------  -------------------  ----------------------

NET CHANGE IN CASH BALANCES                   35,287          -                    -                  35,287

Cash balance, beginning of period                  -          -                    -                       -
                                           ----------  ---------  -------------------  ----------------------
Cash balance, end of period                $  35,287   $      -   $                -   $              35,287
                                           ==========  =========  ===================  ======================

                The accompanying notes are an integral part of these financial statements.

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION  OF  COMPANY
The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001.

BUSINESS
The Company has acquired worldwide licensing rights for nuclear incinerator technology, known as "The Amanasu Furnace". The Furnace is a positive ion breeder incinerator process that converts domestic and industrial wastes to ions through high temperature exposure. The resultant residue consists of oxygen gas and inert slag pellets.

DEVELOPMENT  STAGE  ACCOUNTING
The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2001, the Company has been in the development stage and all its efforts have been devoted to obtaining worldwide licensing rights to the nuclear incinerator technology which is described above, and to testing the related equipment. Except for interest on bank deposits no revenue had been realized through December 31, 2001.

BASIS  OF  PRESENTATION
The Company has incurred losses from inception to December 31, 2001 of $278,526. Capital was raised during 2001 in the amount of $274,540 through the issuance of 20,047,816 shares of common stock. This is expected to provide adequate financing to allow the Company to begin using its licensing rights to the nuclear incinerator technology.

CASH
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


FIXED  ASSETS
Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

LICENSING  AGREEMENT
During the year 2000, the Company issued 13,000,000 shares of common stock to a company that is wholly owned by the Company's president as a fee for arranging for the acquisition of the licensing agreement for the technology. Another 1,200,000 shares was issued in 2001 in connection with the acquisition of the agreement. No value has been assigned to this intangible asset.

INCOME  TAXES
Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards.

USE  OF  ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

ADVERTISING  COSTS
The Company will expense advertising costs when the advertisement occurs. There has been no spending thus far on advertising.

SEGMENT  REPORTING
Management will treat the operations of the Company as one segment.

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

COMMON  STOCK
During 2000, the Company issued 13,000,000 shares of its common stock to a corporation wholly owned by the Company's president in connection with obtaining a license of the technology. An additional 1,200,000 shares of common stock was issued during 2001 in connection with obtaining the agreement. In addition, during 2000 the Company issued 7,000,000 shares of common stock as compensation for salaries to its officers and for services provided by consultants. Of this total, 3,512,500 shares were issued to two officers as salaries for the period from November 1, 1999 to December 31, 2001 which were valued in the aggregate at $35,125. Of this amount, 270,300 shares ($2,703) were allocated to the 1999 period, with the balance of such shares allocated equally between 2000 and 2001. The remaining 3,487,500 shares of common stock issued for services went to various consultants in connection with services rendered during the 2000 period. These shares were valued at $34,875.

2.     RELATED PARTY TRANSACTIONS

A total of 13,000,000 shares was issued during the year 2000 to a corporation which is controlled by the president of the Company. These shares were issued as compensation for arranging the acquisition of the licensing agreement for the nuclear incinerator technology. An additional 3,512,500 shares was issued to officers of the Company during the year 2000 as compensation for the period
November  1,  1999  to  December  31,  2001.

An option for an additional 20,000,000 shares was issued to the corporation which is controlled by the president of the Company in connection with the acquisition of the licensing agreement. The exercise price of this option was $.01 per share. This option was exercised in May 2001.

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                December 31, 2001
                                -----------------

3.     INCOME TAXES

The Company experienced losses during 1999, 2000, and 2001 which totaled $283,526. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, the NOL carryforward will expire during the years 2019, 2020, and 2021.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:


          Deferred Tax Assets          $ 94,699
          Valuation Allowance            94,699
                                       --------
              Balance Recognized       $      -
                                       ========

4.     EARNINGS PER SHARE

                                           Net       Average Shares   Per Share
                                           Loss       Outstanding      Amount
                                        ----------  ----------------  ---------

                                                         Year 2001
                                                        ----------

Loss allocable to
      common shareholders               $(224,737)        33,581,866  $   (.01)
                                        ==========  ================  =========

                                                        Year 2000
                                                        ----------

      Loss allocable to
    common shareholders                 $(51,086)          6,819,672  $   (.01)

                                        Period February 22 to December 31, 1999
                                        ---------------------------------------

  Loss allocable to
      common shareholders               $  (2,703)                 -  $      -
                                        ==========  ================  =========

Options to purchase common stock were outstanding at the end of 2000 but were not included in the computation of earnings per share because such inclusion would have an antidilutive effect.

                           AMANASU ENERGY CORPORATION
                           --------------------------
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                December 31, 2001


5.     RENTALS  UNDER  OPERATING  LEASES

The Company conducts its operations from leased office and warehouse facilities in Seattle, Washington under noncancelable operating leases which expire September 30, 2003 and October 31, 2004, respectively. In addition, the Company leases a Seattle apartment under an operating lease that expires August 31, 2002.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2001.

                    Year  ending
                    December  31,                 Amount
                    -------------               --------

                      2002                      $ 76,604
                      2003                        59,161
                      2004                        30,280
                                                --------
                                                $166,045

6.    SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS  INFORMATION

There was no cash paid for interest or income taxes during any of the periods presented.

The following non-cash financing and investing activity occurred:

Shares of common stock were issued for services during the year 2000, totaling 20,000,000. Of this total, 13,000,000 shares were treated as the cost of obtaining a licensing agreement, and the remainder were treated as the cost of other services.

An additional 1,200,000 shares were issued during 2001 in connection with obtaining the licensing agreement.