Form 10QSB
period 2002-03-31
AMANASU ENERGY CORP
filed 2002-05-15
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  MARCH  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-32905

                           AMANASU ENERGY CORPORATION
                           --------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                 98  -  0347883
------                                                 --------------
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


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practicable date:   41,247,816 SHARES OF COMMON STOCK
ISSUED  AND  OUTSTANDING  AS  OF  MARCH  31,  2002.


**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2002 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2002









                                 C O N T E N T S



                                                                Page
                                                                ----

     Balance  Sheet                                              1

     Statement  of  Operations  and  Deficit                     2

     Statement  of  Cash  Flows                                  3

     Notes  to  Financial  Statements                            4

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                March 31, 2002    December 31, 2001
                                               ----------------  ------------------

ASSETS
------

 Current Assets:
    Cash. . . . . . . . . . . . . .            .  $        32,595   $       35,287
    Prepaid expenses . . . . . . . . . . . . . .            2,700               -
                                                   --------------   --------------
             Total current assets . . . . . . . . . . .    35,295           35,287

Fixed Assets:
    Automotive equipment . . . . . . . . . . . .           25,859           25,859
       Less accumulated depreciation. . .  . . .            4,285            3,060
                                                   --------------   --------------

             Net fixed assets . . . . . . .  . .           21,574           22,799

Other Assets:
    Rent deposit . . . . . . . . . . . . . . .              8,028            8,028
                                                   --------------   --------------

             Total Assets . . . . . . . . . . .   $        64,897   $       66,114
                                                  ===============   ==============

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current liabilities
    Stockholder advance. . . . . . . . . . ..     $           100   $          100
                                                  ---------------   --------------
             Total current liabilities. . . .                 100              100

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares
    of $.001 par value; 41,247,816 issued and
    outstanding. . . . . . . . . . . . . . . . .           27,048           27,048
    Additional paid in capital . . . . . . . . .          317,492          317,492
    Deficit accumulated during development stage         (279,743)        (278,526)
                                                  ----------------  --------------

             Total stockholders' equity. . . . .           64,797           66,014
                                                  ----------------  --------------

      Total Liabilities and Stockholders Equity   $        64,897   $      66,114
---------------------------------------------     ===============    =============


    These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)






                                                                           FEBRUARY 22, 1999
                                          QUARTERS ENDED MARCH 31,       (DATE OF INCEPTION)
                                          2002              2001           TO MARCH 31, 2002
                                        --------------------------        ------------------

REVENUE:
    INTEREST INCOME. . . . .          $        28       $       -           $          2,286

EXPENSES. . . . . . . . .                   1,245           4,053                    282,029
                                      ------------      ---------           ----------------

LOSS ACCUMULATED
    DURING DEVELOPMENT STAGE          $    (1,217)      $  (4,053)          $       (279,743)
                                      ============       =========          =================

LOSS PER SHARE -
    BASIC AND DILUTED. . . .          $         -       $       -
-------------------------             ============      ==========






    These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)








                                                                                     February 22, 1999
                                                       Three Month Period          (Date of Inception)
                                                   2002                2001         To March 31, 2002
                                                -------------        -----------   -------------------

CASH FLOWS FROM OPERATIONS:
Net Loss. . . . . . . . . . . . . . . . .      $    (1,217)        $  (4,053)     $    (279,743)
Charges Not Requiring the Outlay of Cash:
    Depreciation . . . . . . . . . . . . . .         1,225                 -              4,285
    Services provided for common stock . . .                -          4,053             70,000
Changes in Assets and Liabilities:
    Increase in prepaid expenses . . . . . .        (2,700)                -             (2,700)
                                               ------------        ----------     -------------

          NET CASH CONSUMED BY
            OPERATING ACTIVITIES . . . . . . . . .  (2,692)                -           (208,158)
                                               ------------        -----------    --------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchase of automobile. . . . . . . . . .                -                 -            (25,859)
Rent deposit for warehouse lease. . . . .                -                 -             (8,028)
                                               ------------        -----------    --------------

          NET CASH CONSUMED BY
            INVESTING ACTIVITIES . . . . . . . . . .     -                 -            (33,887)
                                               -------------       -----------    --------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
Sales of common stock . . . . . . . . . .                -                 -            274,540
Advances received in anticipation of
    common stock sales . . . . . . . . . . .             -                 -                100
                                               ------------        -----------      ------------

          NET CASH PROVIDED BY
            FINANCING ACTIVITIES . . . . . . . . . .     -                 -            274,640
                                               -----------         -----------      ------------

Net change in cash. . . . . . . . . . . .           (2,692)                -             32,595

Cash balance, beginning of period . . . .           35,287                 -                   -
                                                ------------       ----------      -------------

Cash balance, end of period . . . . . . .      $    32,595         $       -       $     32,595
                                               ============        ==========      =============



    These statements should be read in conjunction with the year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Energy Corporation ("the Company") as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarters ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2001.

                                COMPANY OVERVIEW

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

During the year 2001, the Company raised $274,540 through the issuance of common stock, $200,000 of which was the result of the exercise of 20,000,000 stock purchase options by the Company's president and principal shareholder. It did not raise any additional funds during the quarter ended March 31, 2002. The Company intends to raise approximately $2,000,000 to $3,000,000 in the near future through the private placement of its common stock. The proceeds of such private placements will be used to construct two demonstrational units, a one-half ton daily capacity unit and a one ton daily capacity unit, to fully launch the marketing and sale of its licensed proprietary Amanasu furnace, and for other general working capital needs. The Company's activities over the next twelve months will be entirely devoted to the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct its business, and the commencement of marketing activities. The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital, which capital is essential to its plan of operations.

The Company expects to outsource the construction and fabrication of its units to third parties, including the proprietary combustion system which will be manufactured by the inventor of the furnace at his factory in Hokkaido, Japan. The Company expects the production cycle of its product to be three to six months. The Company believes that it can manufacture as many as thirty units per month using currently available manufacturing and assembly resources and it believes the production and assembly resources of the third parties will be sufficient to meet anticipated product demand of the next twelve months. Tests are now being conducted of the furnace at a California facility which is expected to be a primary source of manufacturing capability. Testing will continue through the third quarter of the year 2002 and manufacturing is expected to begin in the last quarter of the year.

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

The results of operations during the first quarter of 2002 were a loss of $1,217, compared with a loss of $4,053 in the comparable 2001 period. Testing of the Amanasu furnace began in late 2001. A total of $44,000 was spent on this testing during 2001. An additional $166,000 is expected to be spent during 2002 to complete this testing.

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

Dated:  May  14,  2002


                                             AMANASU ENERGY CORPORATION



                                             By: /s/ Atsushi Maki
                                             ---------------------------------
                                             Atsushi Maki, Chairman, President
                                             and Chief Financial Officer