Form 10QSB
period 2002-06-30
AMANASU ENERGY CORP
filed 2002-08-15
CIK 1142801

8

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  JUNE  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  0-32905

                           AMANASU ENERGY CORPORATION
                           --------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                              98  -  0347883
------          ------                              --------------
(State  or other jurisdiction of                    (IRS Employer
incorporation)                                      Identification  No.)

                 701 FIFTH AVENUE, 36TH FLOOR, SEATTLE, WA 98109
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  206-262-8188
                                  ------------
                           (Issuer's telephone number)

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,247,816 SHARES OF COMMON STOCK
                                              ----------------------------------
ISSUED  AND  OUTSTANDING  AS  OF  AUGUST  12,  2002.
 ---------------------------------------------------

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2002 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2002
                                   (UNAUDITED)






                                 C O N T E N T S



                                                                     Page
                                                                     ----

     Balance  Sheets                                                  1

     Statements  of  Operations  and  Deficit  Accumulated
          During  Development  Stage                                  2

     Statements  of  Cash  Flows                                      4

     Notes  to  Financial  Statements                                 5

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                    As at         As at
                                                   June 30,    December 31,
                                                     2002          2001
                                                      $             $

ASSETS

Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . .  $  71,770   $      35,287
                                                  ----------  --------------
               Total current assets. . . . . . .     71,770          35,287

Fixed Assets:
    Automotive equipment . . . . . . . . . . . .     25,859          25,859
        Less accumulated depreciation. . . . . .      5,510           3,060
                                                  ----------  --------------
               Net fixed assets. . . . . . . . .     20,349          22,799

Other Assets:
    Rent deposit. . . . . . . . . . . .. . . . .      8,028           8,028
                                                  ----------  --------------
               Total assets. . . . . . . . . . .  $ 100,147   $      66,114
                                                  ==========  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable . . . . . . . . . . . . . .  $     960   $           -
    Stockholder advance. . . . . . . . . . . . .        100             100
                                                  ----------  --------------
                Total current liabilities. . . .  $   1,060   $         100

Stockholders' Equity:
Common Stock, 100,000,000 shares of $0.001 . . .     27,058          27,048
  par value; issued and outstanding 41,257,816
  and 41,247,816, respectively

Additional Paid-in Capital . . . . . . . . . . .    367,482         317,492

Deficit accumulated during the development stage   (295,453)       (278,526)
                                                  ----------  --------------
               Total Stockholders' equity. . . .     99,087          66,014
                                                  ----------  --------------

Total Liabilities and Stockholders' Equity . . .  $ 100,147   $      66,114
                                                  ==========  ==============




            These statements should be read in conjunction with the
                         year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                         Six Month Periods Ended June 30,    February 22, 1999
                                  2002      2001            (Date of Inception)
                                                              To June 30, 2002
Revenue:
    Interest income. .  $           28     $     580            $   2,286
Expenses . . . . . . .          16,955        15,030              297,739
                        --------------      ---------           ----------

Loss accumulated . . .  $      (16,927)    $ (14,450)           $(295,453)
    during development
    stage               ==============     ===========          ==========

Loss Per Share -
     Basic and Diluted  $            -     $      -
                        ==============     =========





            These statements should be read in conjunction with the
                         year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                         Quarters Ended June 30,    February 22, 1999
                             2002      2001        (Date of Inception)
                                                     To June 30, 2002
Revenue:
    Interest income. .  $         -    $    580        $   2,286
Expenses . . . . . . .       15,710      10,977          297,739
                        ------------  ---------         ---------

Loss accumulated
  during development
  stage . . .           $   (15,710)   $(10,397)       $(295,453)
                        ============   =========       ==========

Loss Per Share -
     Basic and Diluted  $        -     $     -
                        ===========    ========






            These statements should be read in conjunction with the
                         year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                   Six Month Periods           February 22, 1999
                                                    Ended June 30,            (Date of Inception)
                                               2002              2001          To June 30, 2002
CASH FLOWS FROM OPERATIONS:
Net Loss. . . . . . . . . . . . . . . . .      $  (16,927)
Charges Not Requiring The Outlay Of Cash:
    Depreciation. . . . . . . . . . . . .           2,450                 -           5,510
    Services provided for common stock. .               -             8,105          70,000
Changes In Assets And Liabilities:
Increase in accounts payable. . . . . . .             960                 -             960
                                               -----------       -----------      ----------
    NET CASH CONSUMED BY. . . . . . . . .         (13,517)           (6,345)       (218,983)
      OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile. . . . . . . . . .               -                 -         (25,859)
Rent deposit for warehouse lease. . . . .               -                 -          (8,028)
                                               -----------       -----------      ----------

    NET CASH CONSUMED BY. . . . . . . . .               -                 -         (33,887)
      INVESTING ACTIVITIES                     -----------       -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITES:
Sales of common stock . . . . . . . . . .          50,000           200,000         324,540
Advances received in anticipation of. . .               -            44,640             100
                                               -----------       -----------      ----------
  common stock sales
                                                   50,000           244,640         324,640
                                               -----------       -----------      ----------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES

Net change in cash. . . . . . . . . . . .          36,483           238,295          71,770

Cash balance, beginning of period . . . .          35,287                 -               -
                                               -----------       -----------      ----------
Cash balance, end of period . . . . . . .      $   71,770        $  238,295       $  71,770
                                               ===========       ===========      ==========






            These statements should be read in conjunction with the
                         year-end financial statements.

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Energy Corporation ("the Company") as of June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

Company  Overview
-----------------

The Company was organized February 22, 1999. Our operations to date have been limited to obtaining the license to the technology, conducting preliminary marketing efforts, and conducting preliminary testing of the equipment.


PLAN  OF  OPERATIONS

The Company is a development stage corporation. We have not commenced our planned operations of manufacturing and selling a toxic and hazardous waste disposal system.

During the year 2001, we raised $274,540 through the issuance of common stock, $200,000 of which was the result of the exercise of 20,000,000 stock purchase options by our's president and principal shareholder. We raised an additional $50,000 during the quarter ended June 30, 2002. We intend to raise approximately $2,000,000 to $3,000,000 in the near future through the private placement of our common stock. The proceeds of such private placements will be used to construct two demonstrational units, a one-half ton daily capacity unit and a one ton daily capacity unit, to fully launch the marketing and sale of our licensed proprietary Amanasu furnace, and for other general working capital needs. Our activities over the next twelve months will be entirely devoted to the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct our business, and the commencement of marketing activities. We have entered into discussions with a number of private investors concerning the private placement of our common stock. At this time, however, we have not received commitments from any source. Although we are encouraged by our discussions, we cannot predict whether we will be successful in raising capital, which capital is essential to our plan of operations.

We expect to outsource the construction and fabrication of our units to third parties, including the proprietary combustion system which will be manufactured by the inventor of the furnace at his factory in Hokkaido, Japan. We expect the production cycle of our product to be three to six months. We believe that we can manufacture as many as thirty units per month using currently available manufacturing and assembly resources and we believe the production and assembly resources of the third parties will be sufficient to meet anticipated product demand of the next twelve months. Tests are now being conducted of the furnace at a California facility which is expected to be a primary source of manufacturing capability. Testing began in late 2001. The second stage of testing was successfully completed during the second quarter of 2002. The third and final stage of testing will be conducted during the remainder of 2002. A total of $44,000 has thus far been spent on this testing. The remaining tests are expected to cost an additional $166,000.

We will require a minimum of $1,000,000 to satisfy our cash requirements of the next twelve months. If we are successful in raising this money, we will commence production and marketing of its units to prospective customers in the Pacific Rim. If we are in successful in raising the projected $2,000,000 to $3,000.000 from sales of common stock, management believes that this funding, along with bank borrowings and cash flow from the sales of units, will enable the us to commence the full scale manufacture and sale of our product. We cannot predict whether we will be successful in our capital raising efforts. If we are not successful in raising $1,000,000, we may not be able to complete our plan of operations.


RESULTS  OF  OPERATIONS

The results of operations during the second quarter and first half of 2002 were losses of $15,710 and $16,927, respectively, compared with losses of $10,397 and $14,450, respectively, in the comparable 2001 periods.


LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $71,770 as of June 30, 2002, up from $35,287 at December 31, 2001 as a result of sales of our common stock. During the three months ended June 30, 2002, we financed our operations mainly through a private placement which resulted in subscriptions to purchase our Common Stock of $50,000. We anticipate that we will operate at a loss for the foreseeable future. Our cash requirements over the next twelve months are estimated to be approximately $1,000,000, which are entirely devoted to, the construction of a limited number of demonstrational units, the hiring of a limited staff to conduct our business, and general working capital needs. We have entered into discussions with a number of private investors concerning the private placement of our common stock, however, at this time, we have not received commitments from any source. Moreover, although we are encouraged by our discussions, we cannot predict whether we will be successful in raising any capital, which capital is essential to our plan of operations.

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

Dated:  August  13,  2002


                                        AMANASU  ENERGY  CORPORATION



                                        By:  /s/  Atsushi  Maki
                                        ---------------------------------
                                        Atsushi  Maki,  Chairman,  President
                                        and  Chief  Financial  Officer