Form 10QSB
period 2002-09-30
AMANASU ENERGY CORP
filed 2002-11-14
CIK 1142801

8

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  0-32905

                           AMANASU ENERGY CORPORATION
                           --------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                98  -  0347883
------------                                           --------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,247,816 SHARES OF COMMON STOCK
                                              ----------------------------------
ISSUED  AND  OUTSTANDING  AS  OF  NOVEMBER  13,  2002.
 -----------------------------------------------------

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2002 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002.

                                       F1

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)










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


                                       F2

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                       As at           As at
                                                   September 30,    December 31,
                                                       2002             2001
                                                         $               $

ASSETS
-------
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . . .  $      252,998   $      35,287
                                                  ---------------  --------------
                   Total current assets. . . . .         252,998          35,287
                                                  ---------------  --------------
Fixed Assets:
    Automotive equipment . . . . . . . . . . . .          25,859          25,859
        Less accumulated depreciation. . . . . .           6,735           3,060
                                                  ---------------  --------------
                   Net fixed assets. . . . . . .          19,124          22,799
                                                  ---------------  --------------
Other Assets:
    Licensing agreement. . . . . . . . . . . . .         412,500
    Rent deposit . . . . . . . . . . . . . . . .           8,028           8,028
                                                  ---------------  --------------
                   Total other assets. . . . . .         420,528           8,028
                                                  ---------------  --------------
                   Total Assets. . . . . . . . .  $      692,650   $      66,114
                                                  ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accounts payable . . . . . . . . . . . . . .  $        3,850   $           -
    Amount due for licensing agreement . . . . .         412,500               -
    Stockholder advance. . . . . . . . . . . . .             100             100
                                                  ---------------  --------------
                     Total current liabilities .  $      416,450   $         100
                                                  ---------------  --------------

Stockholders' Equity:
Common Stock, 100,000,000 shares of $0.001 . . .          27,058          27,048
par value; issued and outstanding 41,300,816
and 41,247,816, respectively
Additional Paid-in Capital . . . . . . . . . . .         582,439         317,492
Deficit accumulated during the development stage        (333,340)       (278,526)
                                                  ---------------  --------------
                      Total Stockholders' equity         276,200          66,014
                                                  ---------------  --------------
Total Liabilities and Stockholders' Equity . . .  $      692,650   $      66,114
                                                  ===============  ==============



               These statements should be read in conjunction with the year-end financial statements.



                                       F3

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)


                         Nine Month Periods Ended September 30,    February 22, 1999
                                   2002          2001             (Date of Inception)
                                                                   To June 30, 2002

Revenue:
     Interest income .              $      28     $    1,947           $   2,550
Expenses . . . . . . .                 16,955         31,332             335,890
                                    --------       ----------          ---------
Loss accumulated
    during development
     stage . . . . . .              $  (16,927)   $  (29,385)         $(333,340)
                                    -----------    -----------         ----------
Loss Per Share -
     Basic and Diluted              $         -   $          -
                                    ============  ============

Weighted average
    number of shares
    outstanding . . .               41,262,372    31,120,674
                                    ===========   ===========










                    These statements should be read in conjunction with the year-end financial statements.


                                       F4

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                          Quarters Ended September 30,    February 22, 1999
                                 2002         2001           (Date of Inception)
                                                           To June 30, 2002

Revenue:
     Interest income. .      $     264       $    1,367      $   25506
Expenses. . . . . . . .         38,151           16,302        335,890
                               --------      ----------       --------
Loss accumulated during
     development stage.      $ (37,887)      $  (14,935)     $(333,340)
                             ==========      ===========     ==========
Loss Per Share -
     Basic and Diluted.      $         -     $         -
                             ===========     ===========
Weighted average
     number of shares
     outstanding. . . .      41,271,482      40,826,564
                             ===========     ===========
















                    These statements should be read in conjunction with the year-end financial statements.



                                       F5

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Month Period           February 22, 1999
                                                 Ended September 30,         (Date of Inception)
                                                 2002           2001          To June 30, 2002

CASH FLOWS FROM OPERATIONS:
Net loss. . . . . . . . . . . . . . . . .        $    (54,814)  $    (29,385)  $(333,340)
Charges not requiring the outlay of cash:
       Depreciation . . . . . . . . . . .               3,675              -       6,735
       Services provided for common stock                   -         12,158      70,000
Changes in assets and liabilities:
Increase in accounts payable. . . . . . .               3,850              -       3,850
                                                 ------------   -------------  ----------
       NET CASH CONSUMED BY . . . . . . .             (47,289)       (17,227)   (252,755)
          OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile. . . . . . . . . .                   -              -     (25,859)
Rent deposit for warehouse lease. . . . .                   -              -      (8,028)
                                                 -------------  -------------  ----------

       NET CASH CONSUMED BY . . . . . . .                   -              -     (33,887)
                                                 -------------  -------------  ----------
          INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITES:
Sales of common stock . . . . . . . . . .             265,000        274,540     539,540
Advances received in anticipation of. . .                   -            100         100
                                                 -------------  -------------  ----------
   common stock sales
       NET CASH PROVIDED BY FINANCING . .             265,000        274,640     539,640
                                                 -------------  -------------  ----------
         ACTIVITIES
Net change in cash. . . . . . . . . . . .             217,711        257,413     252,998
Cash balance, beginning of period . . . .              35,287              -           -
                                                 -------------  -------------  ----------
Cash balance, end of period . . . . . . .        $    252,998   $    257,413   $ 252,998
                                                 =============  =============  ==========







                    These statements should be read in conjunction with the year-end financial statements.


                                       F6

                           AMANASU ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Energy Corporation ("the Company") as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

2.     LICENSE  ACQUISITION

On September 30, 2002 the Company acquired the exclusive worldwide rights to produce and market a patented product known as Firebird PD 5000, which is a hot water boiler that collects heat from waste tires. As consideration for this acquisition, the Company is obligated to pay $250,000 and to issue 650,000 shares of common stock.

3.     COMMON  STOCK

During  the  nine  months  ended  September  30, 2002, the Company issued 53,000 shares  of  common  stock,  realizing  cash  proceeds  of  $265,000

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

COMPANY  OVERVIEW

The Company was organized February 22, 1999. Its operations to date have been limited to obtaining licensing for the production and sale of two products, conducting preliminary marketing efforts, and conducting testing, for one of the products.

PLAN  OF  OPERATIONS

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling two products: a toxic and hazardous waste disposal system, and a hot water boiler.

During the year 2001, the Company obtained a license to manufacture and sell the Amanasu furnace, a toxic waste disposal system. On September 30, 2002 it obtained a license to manufacture and sell a state of the art hot water boiler, which derives its energy in a non-polluting chemical process from waste tires.

The Company raised $274,540 during the year 2001 through the issuance of common stock, $200,000 of which was the result of the exercise of 20,000,000 stock purchase options by the Company's president and principal shareholder. It raised an additional $265,000 through the issuance of common stock during the first nine months of 2002. The Company intends to raise approximately $2,000,000 to $3,000,000 in the near future through the private placement of its common stock. The proceeds of such private placements will be used to construct two demonstrational units of its licensed proprietary Amanasu furnace, to fully launch the marketing and sale of this product, and for other general working capital needs. The Company's activities over the next twelve months will be devoted to the construction of a limited number of demonstrational units of the furnace, the hiring of a limited staff to conduct its business, and the commencement of marketing activities; it will also explore the means for exploiting its newly acquired license for the hot water boiler.

The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital, which capital is essential to its plan of operations.

The  Company  expects  to outsource the construction and fabrication of units of its Amanasu furnace to third parties, including the proprietary combustion system which will be manufactured by the inventor of the furnace at his factory in Hokkaido, Japan. The Company expects the production cycle of its product to be three to six months. The Company believes that it can manufacture as many as thirty units per month using currently available manufacturing and assembly resources and it believes the production and assembly resources of the third parties will be sufficient to meet anticipated product demand of the next twelve months. Tests of the furnace have been conducted at a California facility which is expected to be a primary source of manufacturing capability. A total of $44,000 was spent on this testing. Marketing efforts are now in process.

During the fourth quarter of 2002, the Company will explore the manner in which it will produce and market the hot water boiler.

The Company will require a minimum of $1,000,000 to satisfy its cash requirements of the next twelve months. If the Company is successful in raising this money, it will commence production and marketing of units of the Amanasu furnace to prospective customers in the Pacific Rim. If the Company in successful in raising the projected $2,000,000 to $3,000.000 from sales of common stock, management believes that this funding, along with bank borrowings and cash flow from the sales of units, will enable the Company to commence the full scale manufacture and sale of this product. The Company can not predict whether it will be successful in its capital raising efforts. If the Company is not successful in raising $1,000,000, it may not be able to complete its plan of operations.

The results of operations during the third quarter and first nine months of 2002 were losses of $37,887 and $54,814, respectively, compared with losses of $14,935 and $29,385 respectively, in the comparable 2001 periods.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          NONE

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

          NONE

Item  3.  Defaults  Upon  Senior  Securities:

          NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders:

          NONE

Item  5.  Other  Information:

          EFFECTIVE NOVEMBER 13, 2002, THE COMPANY'S NAME HAS BEEN CHANGED TO AMANASU ENVIRONMENT CORPORATION.

Item  6.  Exhibits  and  Reports  on  Form  8K

          (a)  Exhibits

               99.1 Certification  of  Atsushi  Maki,  President  (Principal
                    Executive Officer), and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)  Reports  on  Form  8-K

               There  were  no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  13,  2002


                                        AMANASU  ENERGY  CORPORATION



                                        By: /s/  Atsushi  Maki
                                        ----------------------------------------
                                            Atsushi  Maki,  Chairman,  President
                                            and  Chief  Financial  Officer

                                                                    EXHIBIT 99.1



                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AMANASU ENERGY CORPORATION (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Atsushi Maki, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.   I  have  reviewed  this  Report;

2. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the Evaluation Date"); and

     c. presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Atsushi  Maki
------------------
Atsushi  Maki,  President  and  Chief  Financial  Officer
(Principal  Executive  Officer  and  Principal  Financial  Officer)