Form 10KSB
period 2002-12-31
AMANASU ENERGY CORP
filed 2003-03-31
CIK 1142801

3
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                           COMMISSION FILE NO. 0-23920


                        AMANASU ENVIRONMENT CORPORATION
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

           NEVADA                                    98 - 0347883
           ------                                     ------------
(State or other jurisdiction of incorporation)       (IRS Employer
                                                     Identification No.)

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

       Title of each class:         Name of each Exchange on which registered:
       --------------------         ------------------------------------------
       Common Stock, no par value              OTC Bulletin Board


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [  X  ]  Yes   [  ]   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  the  issuer's  revenues  for  its  most  recent  fiscal  year:  $680.00.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 2003, computed by reference to the price at which the stock was sold on that date: $2,058,811.

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 10, 2003 was 41,950,816 common shares.

Documents  incorporated  by  reference:  See  Exhibits.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes ( ) No (X).

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART  I3
-------
ITEM  1.   DESCRIPTION  OF  BUSINESS                                           3
GENERAL                                                                        3
BUSINESS  OF  THE  COMPANY  AND  PRODUCTS                                      4
Overview  and  History                                                         4
MARKETING                                                                      6
PATENTS,  TRADEMARKS,  LICENCES,  FRANCHISES,  CONCESSIONS,  ROYALTY
AGREEMENTS, LABOR  CONTRACTS,  INCLUDING  DURATION                             7
RISK  FACTORS                                                                  7
GOVERNMENT  REGULATIONS                                                       10
DEPENDENCE  ON  CERTAIN  CUSTOMERS                                            10
RESEARCH  AND  DEVELOPMENT                                                    10
COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS                10
NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES           11
ITEM  2.   DESCRIPTION  OF  PROPERTY                                          11
ITEM  3.   LEGAL  PROCEEDINGS                                                 11
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS        11
PART  II                                                                      11
ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS     11
           DIVIDEND  POLICY                                                   12
           RECENT  SALES  OF  UNREGISTERED  SECURITIES                        12
ITEM  6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS     12
           LIQUIDITY  AND  CAPITAL  RESOURCES                                 13
ITEM  7.   FINANCIAL  STATEMENTS                                              14
ITEM  8.   CHANGES  IN  AND  DISAGREEEMENTS  WITH  ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL  DISCLOSURE                               14
PART  III                                                                     14
ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
           PERSONS; COMPLIANCE  WITH  SECTION  16  (a)  OF  THE
           EXCHANGE  ACT.                                                     14
ITEM  10.  EXECUTIVE  COMPENSATION                                            15
ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     18
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                 19
ITEM  13(a).  EXHIBITS.                                                       19
ITEM  13(b).  REPORTS  ON  FORM  8-K.                                         20
SIGNATURES                                                                    21

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

PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

GENERAL

Amanasu Environment Corporation ("Company") was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, we changed our name to Amanasu Energy Corporation. On November 13, 2002, our name was changed to Amanasu Environment Corporation.

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

Effective September 30, 2002, we entered into a license agreement with Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation (collectively the "Licensors"), both Japanese companies, whereby we were granted a worldwide, exclusive license for the production and marketing of certain products currently produced and marketed by the Licensors. These products consist of a state of the art hot water boiler. Its function is to extract heat energy from waste tires. It is a safe, non-polluting and highly efficient boiler used for a variety of uses.

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

During the second quarter of 2001, the Company's has initiated contact with a number of municipalities and private corporations for purposes of commercially selling its proprietary furnace. However, no contracts have arisen from these negotiations. At the end of June 2001, the Company in collaboration with Mr. Kikuchi, the inventor, conducted a demonstration at the Hokkaido facility to approximately 350 prospective customers from Japan and other Pacific Rim countries. The Company cannot predict whether any sales will result from the demonstration or the efforts of the Company's president.

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

PATENTS, TRADEMARKS, LICENCES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

Pursuant to the license agreement with the inventor, Mr. Kikuchi, the Company obtained the world-wide rights to the Amanasu furnace for a period of 30 years. The Company considers its waste treatment technologies and know-how as proprietary and will use a combination of trade secrets, non disclosure agreements, license agreements, and patent laws to protect its proprietary rights. In 1996, Mr. Kikuchi, the inventor and a consultant to the Company, received a patent in Japan for the combustion technology, which expires in 2016. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country.

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

Developmental Stage Company. We were incorporated on February 22, 1999. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

Need for Additional Capital. We rely on our ability to raise capital through the sale of our securities. Our the ultimate success will depend upon our ability to raise additional capital or to have other par-ties bear a portion of the required costs to further develop or exploit the potential market for our products.

Dependence on Consultants and Outside Manufacturing Facilities. Since our present plans do not provide for a significant technical staff or the establishment of manufacturing facilities, we will be primarily dependent on others to perform these functions and to pro-vide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for us to handle these resources.

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

Competition. Generally, the waste disposal industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. Many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. There is no assurance that we will be successful in meeting or over-coming our current or future competition.

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

History of Losses. We have a history of operating losses, and an accumulated deficit, as of December 31, 2002, of $354,913. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Need for Additional Key Personnel. At the present, we employ one full time employees. Our success will depend, in part, upon the ability to attract and retain qualified employees. We believe that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

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

Limited Public Market for the Common Stock. At present, only a limited public market exists for the Common Stock on the over-the-counter bulletin board maintained by the National Association of Securities Dealers and there is no assurance that a more active trading market will develop, or, if developed, that it will be sustained.

Estimates and Financial Statements. The information in this Form 10-KSB consists of and relies upon evaluation and estimates made by management. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon ac-curate evaluations.

No Foreseeable Dividends. We have not paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Possible Volatility of Securities Prices. The market price for our Common Stock traded on the over-the-counter bulletin board has been highly volatile since it began trading and will likely to continue to behave in this manner in the future. Factors such as our operating results and other announcements regarding our development work and business operations may have a significant impact on the market price of our securities. Additionally, market prices for securities of many smaller companies have experienced wide fluctuations not necessarily related to the operating performance of the companies themselves.

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

During the last two fiscal years, we spent $0 on research and development and $44,000 on equipment testing.

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

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

As of December 31, 2002, the Company had one employee. In addition, the Company has entered into a consulting agreement with Mr. Kikuchi, the inventor of the technology to receive a royalty based on sales arising from his technology. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

ITEM  2.   DESCRIPTION  OF  PROPERTY

We own no properties. The Company's executive offices are located at 701 Fifth Avenue, 36th Floor, Seattle, WA 98109. The premises are 1,500 square feet and are subleased from the Company's president on a month to month basis at a monthly rental amount of $1,500. The Company leases a Seattle apartment under an operating least that expires August 31, 2003. In addition, the Company maintains an office at 2-18 Kyobashi Chuo-ku, Tokyo, Japan 104-0031. The premises are 2,000 square feet and approximately 600 square feet are subleased by the Company from its president rent free on a month to month basis.

ITEM  3.   LEGAL  PROCEEDINGS

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There was no matter submitted to a vote by our security holders during the fourth quarter of our fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is a limited public market for our Common Stock which currently trades on the OTC Bulletin Board under the symbol "AMSU" where it has been traded since September 11, 2002. The Common Stock has traded between $1.05 and $0.12 per share since that date.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                         Bid Price     Asked Price
                                      High  $  Low $  High $  Low $
Quarter Ended September 30, 2002 (1)       .0     .0      .0     .0
Quarter Ended December 31, 2002          1.25    .11    4.00    .27


(1) The Company commenced trading on the Over the Counter Bulletin Board on September 11, 2002. There were no trades until October, 2002.

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of February 28, 2003, there were 41,950,816 shares of Common Stock outstanding, held by 51 shareholders of record.

DIVIDEND  POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 1 and Note 2 to our audited financial statements for the fiscal year ended December 31, 2002 for more information on recent sales of unregistered securities.

License  Acquisition

On September 30, 2002 the Company acquired the exclusive worldwide rights to produce and market a patented product known as Firebird PD 5000, which is a hot water boiler that collects heat from waste tires. As consideration for this acquisition, the Company is obligated to pay $250,000 and to issue 650,000 shares of common stock. A copy of the agreement is attached as an exhibit to this 10-KSB filing. These shares were paid personally by Mr. Maki, our President. The shares were issued on October 17, 2002. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

Private  Placement

During the year, the Company issued 53,000 shares of common stock, realizing cash proceeds of $265,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Company  Overview
-----------------

The Company was organized February 22, 1999. Its operations to date have been limited to obtaining licensing for the production and sale of two products, conducting preliminary marketing efforts, and conducting testing for one of the products.

Plan  Of  Operations
--------------------

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling two products: a toxic and hazardous waste disposal system, and a hot water boiler.

During the year 2001, the Company obtained a license to manufacture and sell the Amanasu furnace, a toxic waste disposal system. On September 30, 2002 it obtained a license to manufacture and sell a state of the art hot water boiler, which derives its energy in a nonpolluting chemical process from waste tires.

The Company raised $274,540 during the year 2001, and $265,000 during 2002, through the issuance of common stock. The Company intends to raise another $300,000 during 2003 through the private placement of its common stock. The proceeds of such private placements will be used to continue the development and market planning of its two products, and for other general working capital needs.

The Amanasu furnace has undergone rigorous testing and adjustments to meet UL and EPA requirements, as well as requirements of specific potential customers. Additional research is also being conducted in Japan by the inventor of this product.

The hot water boiler system will be marketed throughout North America. Particular attention is being focused on Mexico. A complete system has been shipped to Mexico to undergo testing for compliance with government regulations. A formal agreement for marketing this product in Mexico is expected to be executed upon completion of this testing.

The Company has entered into discussions with a number of private investors concerning the private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital, which capital is essential to its plan of operations.

The results of operations during the year 2002 was a loss of $76,387 compared with a loss of $224,737 in the comparable 2001 period. Significant expenses for consulting and testing of the Amanasu furnace were not repeated in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 2002, we financed our operations mainly through the issuance of 53,000 shares of common stock, which yielded proceeds of $265,000. The loss for the year of $76,387 included $9,532 of non-cash items.

As at December 31, 2002, we had a cash balance of $78,432, and current liabilities of $95,100.

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

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the name, age and position of each of our Executive Officers and Directors:

Name                          Age     Position
Atsushi Maki (1)              56      Chairman, President, CFO and Director
Lina Lei (1)                  43      Secretary
Takahashi Yamaguchi (1)       70      Director

(1)  Member  of  the  Audit  Committee

BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Atsushi Maki has been the President, Chairman and Chief Financial Officer of the Company since November 10, 1999. All officers currently devote part-time services to our operations.

Mr. Maki and Ms. Lei are husband and wife. Other than that relationship, there are no family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Atsushi Maki has been the President, Chief Financial Officer, Chairman and Director of the Company since November 10, 1999. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation. Mr. Maki is the husband of Lina Lei, the Secretary and a director of the Company.

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

Takashi Yamaguchi has been a Director of the Company since October 1, 2001. During the past ten years, Mr. Yamaguchi has been involved mainly in real estate development projects in Japan. Between 1988 and 1998 he served as a director of the Tokyo Bay Hilton, Inc. During the same period, he was also an inspector with Nihon BCG Production Inc. Between 1991 and 1998 he served as an inspector with Toyo Futo Inc. Mr. Yamaguchi received a Liberal Arts degree from Tokyo University in 1952 and graduated with a law degree from Tokyo University in 1958.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we might determine that none of our officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

However, we have knowledge that the following person failed to timely file reports required to be filed by Section 16(a) as follows:

Number  of  late  reports:
Each of Messrs. Maki and Yamaguchi and Ms. Lei failed to file a Form 3 on a timely basis upon the Company becoming a reporting company on October 1, 2001. However, each of Ms. Lei, Mr. Maki and Mr. Yamaguchi have now filed a Form 3 and a Form 5.

Number  of  transactions  that  were  not  reported  on  a  timely  basis:

The number of transactions which were not reported on a time basis was 2 for each of Ms. Lei, Mr. Maki and Mr. Yamaguchi.

As  at  the  date  of  this  report,  all  Forms  3,  4  and  5  are  current.

Audit  Committee  Financial  Expert

Our board of directors has determined that we have at least one audit committee financial expert serving on our audit committee. In particular, Messrs. Maki and Yamaguchi have experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

ITEM  10.  EXECUTIVE  COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year.


                                Annual Compensation                  Long Term Compensation
                                                              Awards               Payouts
                                                                             Securities
                                                                             Under-
                                                                             lying
                                             Other Annual  Restricted Stock  Options/    LTIP (2)  All Other
Name and Principal         Salary    Bonus   Compensation  Award(s)          SARs        Payout   Compensation
Position             Year  ($) (3)    ($)         ($)        (#)             (1)(#)        ($)       ($)

Atsushi Maki,       2002   Nil       Nil       Nil          Nil              Nil         Nil        Nil
President and CEO   2001   14,769    Nil       Nil          Nil              Nil         Nil        Nil
                    2000   14,769    Nil       Nil          Nil              Nil         Nil        Nil


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

The Company and its officers have agreed that the officers of the Company will not receive any other compensation beyond year 2001 until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such compensation arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the fiscal years 2002 and 2001.

The Company's directors received no fees for their services in such capacity, however, they will be reimbursed for expenses incurred by them in connection with the Company's business. Our President will receive a salary if and when the company's operations become profitable.

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

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2002 by our Chief Executive Officer, and with respect to unexercised options held by our Chief Executive Officer at the end of fiscal 2002.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES


                                                     Number of
                                                     Unexercised    Value of
                                                     Options at     Unexercised
                                                     Years End      Options at Year End
              Shares Acquired                        Exercisable /  Exercisable /
Name          On Exercise (#)    Value realized ($)  Unexercisable  Unexercisable
------------  ----------------  --------------------  -------------  -------------

Atsushi Maki    -0-                   -0-              -0-            -0-

We  do  not  have  any  Long  Term  Incentive  Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table will identify, as of December 31, 2002, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 41,950,816 shares of common stock of the Company which are issued and outstanding as of December 31, 2002. The address for each individual below is 701 Fifth Avenue, 36th Floor, Seattle, WA 98109, the address of the Company.


Title of Security           Name and Address of    Amount and Nature of
                            Beneficial Owner       Beneficial Ownership (1)  Percent of Class

                           Amanasu Corporation(2)
                           #902 Ark Towers,
                           1-3-40
                           Roppongi, Minatoku
Common Stock               Tokyo, Japan              33,000,000              78.66%
Common Stock               Atsushi Maki(3)(4)        35,496,000              84.61%
Common Stock               Lina Lei(4)                  362,500                 *%
Common Stock               Takashi Yamaguchi            210,000
                           Officers and Directors
                            as a Group (3 persons)   36,068,500              85.98%

*  Less  than  one  percent.

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

(2). Mr. Atsushi Maki, the Company's Chairman and President, is the sole shareholder of Amanasu Corporation (formerly named Family Corporation, the name was changed during fiscal 2002) and is deemed the beneficial owner of such shares.

(3). Includes 2,496,000 shares of common stock held individually by Mr. Maki and 33,000,000 shares of common stock held by Amanasu Corporation.

(4). Atsushi Maki and Lina Lei are husband and wife. Each spouse disclaims beneficial ownership of the shares of the other spouse.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On December 15, 1999, the Company entered into an agreement with Amanasu Corporation, a Japanese corporation, under which Amanasu Corporation agreed to arrange the grant of a license to Amanasu Furnace to the Company. In exchange for obtaining the license to the Technology, the Company agreed to issue to Amanasu Corporation 13,000,000 shares of its common stock and stock purchase options to acquire another 20,000,000 shares of common stock at a price per share of $0.01. In addition under the terms of the agreement, the Company agreed to issue 1,000,000 shares of common stock to the inventor of the technology, and 200,000 shares of common stock to the executive director of the inventor. In May 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $200,000 to the Company. Mr. Atsushi Maki, the Company's Chairman and President, is the president and sole shareholder of Amanasu Corporation.

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

ITEM  13(a).  EXHIBITS.


Number  Description
   3.1    Articles of Incorporation of the Company                                      (1)
   3.2    Certificate of Amendment to Articles of Incorporation                         (1)
   3.3    Amended and Restated By - Laws of the Company                                 (1)
   3.4    Certificate of Amendment to Articles of Incorporation                         (3)
  10.1    Agreement between Family Corporation and the Company dated December
          15, 1999                                                                      (1)
  10.2    License agreement between Masaichi Kikuchi and the Company dated June 8,
          2000                                                                          (1)
  10.3    Technical Consulting Agreement the Company and Masaichi Kikuchi dated
          June 9, 2001                                                                  (1)
  10.4    License Agreement dated June 8, 2000                                          (2)
  10.5    License Agreement made as of September 30, 2002                               (3)


  10.6    Addendum to September 30, 2002 License Agreement made as of November
          18, 2002                                                                      (3)
  99.1    Certification of Atsushi Maki, Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             (3)

(1) Incorporated by reference from Form 10-SB Registration Statement filed June 20, 2001.
(2)  Incorporated  by  reference  from  Form  10-KSB  filed  April  15,  2002.
(3)  Filed  herein.

Independent  Auditor's  Report
Independent  Auditor's  Report
Balance  Sheets
Statements  of  Operations
Statement  of  Stockholders'  Equity
Statements  of  Cash  Flows
Notes  to  the  Financial  Statements


ITEM  13(b).  REPORTS  ON  FORM  8-K.

None.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its perioiodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

As of February 28, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMANASU  ENVIRONMENT  CORPORATION


                                          By:  /s/  Atsushi  Maki
                                          -----------------------
                                          Atsushi  Maki,  Chairman,  President
                                          and  Director


Dated:  March  21,  2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                              Title                         Date

/s/  Atsushi  Maki
------------------
Atsushi Maki                           President, Chairman, Chief  3 / 21 / 03
                                       Officer and Director


                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------
                         AND PRINCIPAL FINANCIAL OFFICER
                         -------------------------------

I,  Atsushi  Maki,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Amanasu Environment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  21,  2003

/s/  Atsushi  Maki
------------------
Atsushi  Maki
Chairman,  President  and  Chief  Financial  Officer

                                  EXHIBIT INDEX


Number  Description
   3.1    Articles of Incorporation of the Company                                      (1)
   3.2    Certificate of Amendment to Articles of Incorporation                         (1)
   3.3    Amended and Restated By - Laws of the Company                                 (1)
   3.4    Certificate of Amendment to Articles of Incorporation                         (3)
  10.1    Agreement between Family Corporation and the Company dated December
          15, 1999                                                                      (1)
  10.2    License agreement between Masaichi Kikuchi and the Company dated June 8,
          2000                                                                          (1)
  10.3    Technical Consulting Agreement the Company and Masaichi Kikuchi dated
          June 9, 2001                                                                  (1)
  10.4    License Agreement dated June 8, 2000                                          (2)
  10.5    License Agreement made as of September 30, 2002                               (3)
  10.6    Addendum to September 30, 2002 License Agreement made as of November
          18, 2002                                                                      (3)
  99.1    Certification of Atsushi Maki, Chairman, President, Secretary, Chief Financial
          Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             (3)

(1) Incorporated by reference from Form 10-SB Registration Statement filed June 20, 2001.
(2)  Incorporated  by  reference  from  Form  10-KSB  filed  April  15,  2002.
(3)  Filed  herein.

Independent  Auditor's  Report
Independent  Auditor's  Report
Balance  Sheets
Statements  of  Operations
Statement  of  Stockholders'  Equity
Statements  of  Cash  Flows
Notes  to  the  Financial  Statements

                                       F1

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                              Financial Statements

                                DECEMBER 31, 2002
                                -----------------


                                       F2

                         AMANASU ENVIRONMENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002






                                    CONTENTS
                                    --------



                                                            Page
                                                            ----

Accountant's  Audit  Report                                    1

Balance  Sheets                                                2

Statements  of  Operations                                     3

Statements  of  Changes  in  Stockholder's  Equity             4

Statements  of  Cash  Flows                                    5

Notes  to  Financial  Statements                               6


                                       F3

Board  of  Directors
Amanasu  Environment  Corporation

I have audited the accompanying balance sheets of Amanasu Environment Corporation (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Amanasu Environment Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Robert  G.  Jeffrey
ROBERT  G.  JEFFREY

March  29,  2003
Wayne,  New  Jersey



                                       F4

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                              2002        2001
                                                           ----------  ----------
ASSETS
-------

Current Assets:

Cash                                                       $  78,432   $  35,287
                                                           ----------  ----------
TOTAL CURRENT ASSETS                                          78,432      35,287

Fixed Assets:
    Automotive equipment                                      25,859      25,859
        Less accumulated depreciation                          7,960       3,060
                                                           ----------  ----------
NET FIXED ASSETS                                              17,899      22,799

Other Assets:
    Rent deposit                                               8,028       8,028
    Licensing agreement, net of accumulated
       amortization of  $4,632                               310,368           -
                                                           ----------  ----------

TOTAL OTHER ASSETS                                           318,396       8,028
                                                           ----------  ----------

TOTAL ASSETS                                               $ 414,727   $  66,114
                                                           ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------

Current Liabilities:
Shareholder advance                                        $     100   $     100
Amount due for licensing agreement                            95,000           -
                                                           ----------  ----------

TOTAL CURRENT LIABILITIES                                     95,100         100
                                                           ----------  ----------

Stockholders' Equity:

Common stock:  authorized 100,000,000 shares of $0.001
par value; 41,950,816 and 41,247,816 respectively, issued
and outstanding                                               27,751      27,048
Additional paid-in capital                                   646,789     317,492
Deficit accumulated during development stage                (354,913)   (278,526)
                                                           ----------  ----------

TOTAL STOCKHOLDERS' EQUITY                                   319,627      66,014
                                                           ----------  ----------

Total Liabilities and Stockholders' Equity                 $ 414,727   $  66,114
                                                           ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                                       F5

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE



                                                                                            February 22, 1999
                                                           Year        Year       Year      (Date of Inception)
                                                           2002        2001       2000      To December 31, 2002
                                                         ---------  ----------  ---------  ----------------------

Revenue:
---------
        Interest income                                  $    680   $   2,258   $      -   $               2,938
Expenses                                                   77,067     226,995     51,086                 357,851
                                                         ---------  ----------  ---------  ----------------------

Loss accumulated
 during development stage                                 $(76,387)  $(224,737)  $(51,086)  $            (354,913)
                                                          =========  ==========  =========  ======================


Net loss per share -
   Basic and Diluted                                     $      -   $       -   $   (.01)
                                                         =========  ==========  =========


   The accompanying notes are an integral part of these financial statements.



                                       F6

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                  Deficit
                                                                                  Accumulated
                                       Common Stock              Additional       During
                                        Shares       Amount    Paid in Capital    Development Stage     Total
                                      -----------  ----------  ----------------  -------------------  ---------

Balance, December 31, 1999                     -   $       -   $              -  $           (2,703)  $ (2,703)

Shares issued as fees connected with
acquisition of licensing agreement    13,000,000

Shares issued as compensation          3,512,500       3,512             31,613                         35,125

Shares issued for services             3,487,500       3,488             31,387                         34,875

Net loss for period                                                                        (51,086)    (51,086)
                                                                                        -----------  ----------

Balance, December 31,2000             20,000,000       7,000             63,000             (53,789)    16,211

Sales of common stock                     47,816          48             74,492                         74,540

Shares issued on exercise of option   20,000,000      20,000            180,000                        200,000

Shares issued as fees connected with
acquisition of licensing agreement     1,200,000

Net loss of period                                                                        (224,737)   (224,737)
                                                                                        -----------  ----------

Balance, December 31, 2001            41,247,816      27,048            317,492            (278,526)    66,014

Sales of common stock                     53,000          53            264,947                        265,000

Shares issued as fees connected with
licensing agreement                      650,000         650             64,350                         65,000

Net loss for period                                                                        (76,387)    (76,387)
                                                                                        -----------  ----------

Balance, December 31, 2002            41,950,816   $  27,751   $        646,789  $        ( 354,913)  $319,627
                                      ===========  ==========  ================  ===================  =========

   The accompanying notes are an integral part of these financial statements.

                                       F7

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                           February 22,
                                                                           1999 (Date  of
                                                                           Inception)
                                              Year         Year    Year    to December
                                              2002        2001     2000       31, 2002
                                           ----------  ----------

CASH FLOWS FROM OPERATIONS:

Net loss                                   $ (76,387)  $(224,737)  $   (51,086)  $(354,913)
Charges not requiring the outlay of cash:
    Depreciation and amortization              9,532       3,060        12,592
    Common stock issued for services               -      16,211        51,086      70,000
                                           ----------  ----------  ------------  ----------

             NET CASH CONSUMED BY
                 Operating Activities        (66,855)   (205,466)            -    (272,321)
                                           ----------  ----------  ------------  ----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of licensing agreement          (155,000)          -             -    (155,000)
Purchase of automobile                             -     (25,859)            -     (25,859)
Rent deposit for warehouse lease                   -      (8,028)            -      (8,028)
                                           ----------  ----------  ------------  ----------

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES        (155,000)    (33,887)            -    (188,887)
                                           ----------  ----------  ------------  ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuances of common stock                    265,000     274,540             -     539,540
Advances received in anticipation of
common stock sales                                 -         100             -         100
                                           ----------  ----------  ------------  ----------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES         265,000     274,640             -     539,640
-----------------------------------------  ----------  ----------  ------------  ----------

NET CHANGE IN CASH BALANCES                   43,145      35,287             -      78,432
                                           ----------  ----------  ------------  ----------

Cash balance, beginning of period             35,287           -             -           -
                                           ----------  ----------  ------------  ----------

Cash balance, end of period                $  78,432   $  35,287   $         -   $  78,432
                                           ==========  ==========  ============  ==========


   The accompanying notes are an integral part of these financial statements.

                                       F8

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
Organization  of  Company
The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business
During the year 2000, the Company acquired worldwide licensing rights for nuclear incinerator technology, known as "The Amanasu Furnace". The Furnace is a positive ion breeder incinerator process that converts domestic and industrial wastes to ions through high temperature exposure. The resultant residue consists of oxygen gas and inert slag pellets. On September 30, 2002, the Company was granted a worldwide exclusive license for the production and marketing of a hot water boiler which extracts heat energy from waste tires.

Development  Stage  Accounting
The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2002, the Company has been in the development stage and all its efforts have been devoted to obtaining the worldwide licensing rights describe above, and to testing the related equipment. Except for interest on bank deposits no revenue had been realized through December 31, 2002.

Basis  Of  Presentation
The Company has incurred losses from inception to December 31, 2002 of $354,913. Capital was raised during 2001 and 2002 in the amounts of $274,540 and $265,000, respectively, through the issuance of 20,047,816 shares and 53,000 shares, respectively, of common stock. This is expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.


                                       F9

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)


Fixed  Assets
Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Licensing  Agreement
During the year 2000, the Company issued 13,000,000 shares of common stock to a company that is wholly owned by the Company's president as a fee for arranging for the acquisition of the licensing agreement for the nuclear incinerator technology. Another 1,200,000 shares was issued in 2001 in connection with the acquisition of this agreement. No value has been assigned to this intangible asset.

The license for the hot water boiler was acquired at a cost of $250,000 cash and 650,000 shares of common stock. The stock was valued at $.10 per share, bringing the total cost to $315,000. Amortization of this cost is provided by the straight line method using a life of 17 years, which is based on patent life.

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

                                      F10

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

Common  Stock
During 2000, the Company issued 13,000,000 shares of its common stock to a corporation wholly owned by the Company's president in connection with obtaining a license of the nuclear incinerator technology. An additional 1,200,000 shares of common stock was issued during 2001 in connection with obtaining the agreement. In addition, during 2000 the Company issued 7,000,000 shares of common stock as compensation for salaries to its officers and for services provided by consultants. Of this total, 3,512,500 shares were issued to two officers as salaries for the period from November 1, 1999 to December 31, 2001 which were valued in the aggregate at $35,125. Of this amount, 270,300 shares ($2,703) were allocated to the 1999 period, with the balance of such shares allocated equally between 2000 and 2001. The remaining 3,487,500 shares of common stock issued for services went to various consultants in connection with services rendered during the 2000 period. These shares were valued at $34,875.

During the year 2002, 650,000 were issued as part of the consideration for obtaining the license for the hot water boiler technology. These shares were valued at $65,000.

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


                                      F11

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

3.     INCOME  TAXES

The Company experienced losses during 2000, 2001, and 2002 which totaled $352,210. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, a portion of the NOL carryforward will expire each year during the years 2019 to 2022.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

                   Deferred  Tax  Assets     $117,638
                   Valuation  Allowance       117,638
                                              -------
                   Balance  Recognized       $      -
                                              =======


4.     EARNINGS  PER  SHARE

Year  2002

                      NET LOSS   AVERAGE SHARES OUTSTANDING   PER SHARE AMOUNT
LOSS ALLOCABLE TO
COMMON SHAREHOLDERS  $ (76,387)   41,401,483                 $               -

Year  2001

                      NET LOSS   AVERAGE SHARES OUTSTANDING   PER SHARE AMOUNT
LOSS ALLOCABLE TO
COMMON SHAREHOLDERS  $(224,737)                  35,581,866  $            (.01)

Year  2000


                      NET LOSS   AVERAGE SHARES OUTSTANDING   PER SHARE AMOUNT
LOSS ALLOCABLE TO
COMMON SHAREHOLDERS  $ (51,086)                   6,819,672  $            (.01)


Options to purchase common stock were outstanding at the end of 2000 but were not included in the computation of earnings per share because such inclusion would have an antidilutive effect.

                                      F12

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.     RENTALS  UNDER  OPERATING  LEASES

The Company conducts its operations from leased office and warehouse facilities in Seattle, Washington under noncancelable operating leases which expire September 30, 2003 and October 31, 2004, respectively. In addition, the Company leases a Seattle apartment under an operating lease that expires August 31, 2003.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2002.


Year ending
December 31,           Amount
 -------------          ------
2003                  $43,118
2004                   16,507
                      -------
                       59,625
                     --------

6.     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOWS  INFORMATION

There was no cash paid for interest or income taxes during any of the periods presented.

The  following  non-cash  financing  and  investing  activity  occurred:

     Shares of common stock were issued for services during the year 2000, totaling 20,000,000. Of this total, 13,000,000 shares were treated as the cost of obtaining the nuclear incinerator licensing agreement, and the remainder were treated as the cost of other services.

     An additional 1,200,000 shares were issued during 2001 in connection with obtaining the licensing agreement.

     During the year 2002, 650,000 shares were issued in connection with obtaining the hot water boiler licensing agreement. In addition, the Company obligated itself to pay $250,000 as part of the consideration for this agreement. As of December 31, 2002, $95,000 had not been paid.