Form 10QSB
period 2003-03-31
AMANASU ENVIRONMENT  CORP
filed 2003-05-13
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-32905

                         AMANASU ENVIRONMENT CORPORATION
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                        98  -  0347883
----------------------------------                            --------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:41,950,816 SHARES OF COMMON STOCK
                                               ---------------------------------
ISSUED  AND  OUTSTANDING  AS  OF  MAY  13,  2003.
-------------------------------------------------

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2003 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                         AMANASU ENVIRONMENT CORPORATION
                          (A Development Stage Company)
                                 March 31, 2003
                                   (UNAUDITED)

                         AMANASU ENVIRONMENT CORPORATION
                          (A Development Stage Company)
                                 March 31, 2003
                                   (Unaudited)




                                 C O N T E N T S



                                                        Page
                                                       -----

Balance  Sheets                                            1

Statements  of  Operations  and  Deficit  Accumulated
During  Development  Stage                                 2

Statements  of  Cash  Flows                                3

Notes  to  Financial  Statements                           4

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                        March 31,     MARCH 31,

                                                           2003         2002
                                                        ---------  ------------

ASSETS
------

Current Assets:
Cash                                                   $    58,562   $  78,432
                                                           --------  ----------
                            Total current assets            58,562      78,432
Fixed Assets:
Automotive equipment                                        25,859      25,859
     Less accumulated depreciation                           8,697       7,960
                                                            -------   ---------
                            Net fixed assets                17,162      17,899
Other Assets:
Rent deposit                                                 8,028       8,028
Licensing agreement, net of accumulated
    amortization of $9,264 and $4,632                      305,736     310,368
                                                           ---------  ---------
                            Total other assets             313,764     318,396
                                                           ---------  ---------
Total Assets                                           $   389,488   $ 414,727
                                                           =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
Amount due for licensing agreement                     $    95,000   $  95,000
Stockholder advance                                            100         100
                                                          ---------  ----------
                            Total current liabilities       95,100      95,100

Stockholders' Equity:
---------------------
Common stock:  authorized 100,000,000 shares of
        $.001 par value; issued and outstanding
        41,950,816                                          27,751       27,751
Additional paid-in capital                                 646,789      646,789
Deficit accumulated during the development stage          (380,152)    (354,913)
                                                          ---------    --------
Total Stockholders' equity                                  294,388     319,627
                                                          ---------    --------
Total Liabilities and Stockholders' Equity              $   389,488   $ 414,727
                                                          =========    =========


    These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)



                                                           FEBRUARY 22, 1999
                   Three Month Periods Ended March 31,    (Date of Inception)
                            2003            2002           To March 31, 2003
Revenue:
  Interest income   $       126   $           28                $   3,064
Expenses                 25,365            1,245                  383,216
                      ---------          -------                 ---------
Loss accumulated
during development
stage               $   (25,239)  $     (  1,217)               $(380,152)
                      =========          =======                  ========

Loss Per Share -
  Basic and Diluted $    -        $         -

Weighted average
number of shares
outstanding           41,950,816       41,247,816
                     ===========       ==========

     These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                FEBRUARY 22, 1999
                                       Three Month Periods     (Date of Inception
                                        Ended March 31,        to March 31, 2003)
                                           2003        2002
                                        ---------    --------  ------------------

CASH FLOWS FROM OPERATIONS:
Net Loss                                   $(25,239)     $(1,217)      $(380,152)
Changes Not Requiring The Outlay Of Cash:
    Depreciation and amortization             5,369        1,225          17,961
    Services provided for common stock         -             -            70,000

Changes In Assets and Liabilities:
    Increase in prepaid expenses               -          (2,700)           -
                                            --------     --------       ---------
             NET CASH CONSUMED BY
                 Operating Activities       (19,870)       (2,692)      (292,191)

CASH FLOWS FROM INVESTING   ACTIVITIES:
Acquisition of licensing agreement             -              -         (155,000)
Purchase of automobile                         -              -          (25,859)
Rent deposit for warehouse lease               -              -           (8,028)
                                            ---------     --------      ---------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES           -              -         (188,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock                          -              -           539,540
Advances received in anticipation of
    common stock sales                         -              -               100
                                            ---------      --------     ---------

            Net Cash Provided By
                FINANCING ACTIVITIES           -              -           539,640
                                            ---------      --------     ---------
Net change in cash                           (19,870)        (2,692)       58,562
Cash balance, beginning of period             78,432         35,287           -
                                            ----------     --------     ---------
Cash balance, end of period                $  58,562      $  32,595    $  58,562
                                            =========      =========    =========

    These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation ("the Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2002.

2.  LICENSE ACQUISITION
On September 30, 2002 the Company acquired the exclusive worldwide rights to produce and market a patented product known as Firebird PD 5000, which is a hot water boiler that collects heat from waste tires. As consideration for this acquisition, the Company paid $155,000 and issued 650,000 shares of common stock; it is obligated to pay on demand an additional $95,000.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2002.

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

The Company raised $265,000 during the 2002 through the issuance of common stock. The Company intends to raise another $300,000 during 2003 through the private placement of its common stock. The proceeds of such private placements will be used to continue the development and market planning of its two products, and for other general working capital needs.

The Company's activities over the next twelve months will be devoted to the construction of a limited number of demonstrational units of the furnace, the hiring of a limited staff to conduct its business, and the commencement of marketing activities; it will also explore the means for exploiting the license for the hot water boiler.

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

The results of operations during the first quarter of 2003 were a loss of $25,239 compared with a loss of $1,217 in the comparable 2002 period.

The Company will require a minimum of $500,000 to satisfy its cash requirements of the next twelve months. If the Company is successful in raising this money, it will commence production and marketing of units of the Amanasu furnace to prospective customers in the Pacific Rim. If the Company is successful in raising the projected $2,000,000 to $3,000,000 from sales of common stock, management believes that this funding, along with bank borrowings and cash flow from the sales of units, will enable the Company to commence the full scale manufacture and sale of this product. The Company can not predict whether it will be successful in its capital raising efforts. If the Company is not successful in raising $500,000, it may not be able to complete its plan of operations.

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

Dated:  May  13,  2003


AMANASU  ENVIRONMENT  CORPORATION



By:     /s/  Atsushi  Maki
        ------------------------------------
        Atsushi  Maki,  Chairman,  President
        and  Chief  Financial  Officer