Form 10QSB/A
period 2003-03-31
AMANASU ENVIRONMENT  CORP
filed 2003-05-14
CIK 1142801

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

                         AMANASU ENVIRONMENT CORPORATION
                          (A Development Stage Company)
                                 March 31, 2003
                                   (UNAUDITED)

                         AMANASU ENVIRONMENT CORPORATION
                          (A Development Stage Company)
                                 March 31, 2003
                                   (Unaudited)




                                 C O N T E N T S



                                                        Page
                                                       -----

Balance  Sheets                                          F-1

Statements  of  Operations  and  Deficit  Accumulated
During  Development  Stage                               F-2

Statements  of  Cash  Flows                              F-3

Notes  to  Financial  Statements                         F-4

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                        March 31,     MARCH 31,

                                                           2003         2002
                                                        ---------  ------------
                                                        (Unaudited) (Audited)
ASSETS
------

Current Assets:
Cash                                                   $    58,562   $  78,432
                                                           --------  ----------
                            Total current assets            58,562      78,432
Fixed Assets:
Automotive equipment                                        25,859      25,859
     Less accumulated depreciation                           8,697       7,960
                                                            -------   ---------
                            Net fixed assets                17,162      17,899
Other Assets:
Rent deposit                                                 8,028       8,028
Licensing agreement, net of accumulated
    amortization of $9,264 and $4,632                      305,736     310,368
                                                           ---------  ---------
                            Total other assets             313,764     318,396
                                                           ---------  ---------
Total Assets                                           $   389,488   $ 414,727
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