Form 10QSB
period 2003-06-30
AMANASU ENVIRONMENT  CORP
filed 2003-08-13
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2003

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


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practicable date:   43,000,816 shares of Common Stock
issued  and  outstanding  as  of  June  30,  2003.

**Transitional  Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                Table of Contents

                                                                    Page  No.

PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          3
             Balance  Sheet  (unaudited) (F-1)                              6
             Statement  of  Operations  (unaudited) (F-2)                   7
             Statement  of  Cash  Flows  (unaudited) (F-4)                  9
             Notes  to  Financial  Statements (F-5)                        10

Item  2.     Management's  Discussion  and  Analysis  of  Plan  of
             Operations                                                    11

Item  3.     Controls  and  Procedures                                     19

PART  II.    OTHER  INFORMATION

Item  1.     Legal  Proceedings                                            19

Item  2.     Changes  in  Securities  and  Use  of  Proceeds               19

Item  3.     Defaults  Upon  Senior  Securities                            19

Item  4.     Submission  of  Matters  to  Vote  of  Security  Holders      19

Item  5.     Other  Information                                            20

Item  6.     Exhibits  and  Reports  on  Form  8-K                         20

Signatures                                                                 21

Certifications                                                             22

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2003 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                         AMANASU ENVIRONMENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                  JUNE 30, 2003

                                   (UNAUDITED)

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2003
                                   (UNAUDITED)








                                 C O N T E N T S



                                                                      Page
                                                                      ----

     Balance  Sheets                                                   F-1

     Statements  of  Operations  and  Deficit  Accumulated
          During  Development  Stage                                   F-2

     Statements  of  Cash  Flows                                       F-4

     Notes  to  Financial  Statements                                  F-5

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                                              June 30,     December 31,
                                                                                2003           2002
                                                                            ------------  --------------
                                                                            (Unaudited)      (Audited)
ASSETS
------

Current Assets:
    Cash                                                                    $   129,093   $      78,432
                                                                            ------------  --------------
                                                Total current assets            129,093          78,432

Fixed Assets:
    Automotive equipment                                                         25,859          25,859
        Less accumulated depreciation                                             9,435           7,960
                                                                            ------------  --------------
                                                Net fixed assets                 16,424          17,899

Other Assets:
    Licensing agreement, net of accumulated
        amortization of $13,897 and $4,632                                      332,603         310,368
    Equity investment                                                         4,993,000               -
    Rent deposit                                                                  8,028           8,028
                                                                            ------------  --------------
                                                Total other assets            5,333,631         318,396
                                                                            ------------  --------------

Total Assets                                                                $ 5,479,148   $     414,727
                                                                            ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Amount due for licensing agreement                                      $    95,000   $      95,000
    Stockholder advance                                                       5,093,000             100
                                                                            ------------  --------------
                                                Total current liabilities.    5,188,000          95,100

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares of
        $.001 par value; issued and outstanding,
       43,000,816 and 41,950,816, respectively                                   28,801          27,751
    Additional paid-in capital                                                  677,239         646,789
    Deficit accumulated during the development stage                           (414,892)       (354,913)
                                                                            ------------  --------------
Total stockholders' equity                                                      291,148         319,627
                                                                            ------------  --------------

Total Liabilities and Stockholders' Equity                                  $ 5,479,148   $     414,727
                                                                            ============  ==============


    These statements should be read in conjunction with the year-end financial statements.

                                      (F-1)

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                                February 22, 1999
                                                               (Date of Inception)
                          Six Month Periods Ended June 30,      To June 30, 2003
                            2003               2002
                         ----------------------------------  ---------------------
Revenue:
Interest income          $     200          $     28                 $   3,138
Expenses                    60,179            16,955                   418,030
                         ----------------------------------  ---------------------

Loss accumulated
during development
stage                    $ (59,979)         $ (16,927)                $(414,892)
                         ==================================  ======================

Loss Per Share -
    Basic and Diluted .  $    -             $    -
                         ==================================  ======================

Weighted average
    number of shares
    outstanding            41,991,424       41,247,816
                         ==================================  ======================

    These statements should be read in conjunction with the year-end financial statements.

                                       (F-2)

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                                February 22, 1999
                                                              (Date of Inception)
                            Quarter Ended June 30,              To June 30, 2003
                              2003          2002
                         ----------------------------------  ---------------------
Revenue:
Interest income          $      74      $     -                      $    3,138
Expense                     34,814         15,710                       418,030
                         ----------------------------------  ---------------------

Loss accumulated
during development
stage                    $ (34,740)      $ (15,710)                 $ (414,892)
                         ==================================  ======================

Loss Per Share -
    Basic and Diluted    $   -           $   -
                         ==================================
Weighted average
    number of shares
    outstanding            42,031,585    41,247,816
                         ==================================

    These statements should be read in conjunction with the year-end financial statements.

                                      (F-3)

                         AMANASU ENVIRONMENT CORPORATION
                          A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                      February 22, 1999
                                                                     (Date of Inception)
                                              Three Month Periods          To June 30,
                                                  Ended June 30,              2003
                                            2003               2002
                                           --------------------------  -----------------
CASH FLOWS FROM OPERATIONS:
Net loss                                 $ (59,979)       $ (16,927)     $ (414,892)
Changes not requiring the outlay of cash:
    Depreciation and amortization           10,740            2,450           23,332
    Services provided for common stock         -                 -            70,000
    Changes in assets and liabilities:
        Increase in accounts payable           -                960              -
                                           --------------------------  -----------------

             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES      (49,239)         (13,517)       (321,560)

CASH FLOWS FROM INVESTING   ACTIVITIES:
Acquisition of licensing agreement             -              -            (155,000)
Purchase of automobile                         -              -             (25,859)
Rent deposit for warehouse lease               -              -              (8,028)
Acquisition of equity investment         (4,993,000)          -          (4,993,000)
                                           --------------------------  -----------------

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES     (4,993,000)          -           (5,181,887)
                                           --------------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Sales of common stock                          -              50,000          539,540
Advances received in anticipation of
    common stock sales                         -              -                   100
Stockholder advances                       5,092,900          -             5,092,900
                                           --------------------------  -----------------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES       5,092,900           50,000       5,632,540
                                           --------------------------  -----------------

Net change in cash         .                  50,661           36,483         129,093
Cash balance, beginning of period             78,432           35,287             -
                                           --------------------------  -----------------
Cash balance, end of period            $     129,093       $   71,770     $   129,093
                                           ==========================  =================

    These statements should be read in conjunction with the year-end financial statements.

                                      (F-4)

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation ("the Company") as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

2.     LICENSE  ACQUISITION

On September 30, 2002, the Company acquired the exclusive worldwide rights to produce and market a patented product known as Firebird PD 5000, which is a hot water boiler that collects heat from waste tires. As consideration for this acquisition, the Company paid $155,000 and issued 650,000 shares of common stock; it is obligated to pay on demand an additional $95,000.

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented process that purifies seawater, and removes hazardous polutants from wastewater. As consideration for this acquisition, the Company issued 1,050,000 shares of common stock.

3.     EQUITY  INVESTMENT

During the second quarter the Company acquired for cash 10,000,000 shares of the common stock of Kyoei Reiki Industrial Corporation, Ltd., a Japanese company publicly traded on a Japanese exchange. The Company intends this to be a long term investment. This investment cost $4,993,000 and was financed by a non interest bearing advance by the controlling shareholder of the Company. An additional advance of $99,900 was made by the controlling shareholder for working capital needs.

                                      (F-5)

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement
---------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for the purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2002.

COMPANY  OVERVIEW

Amanasu Environment Corporation (the "Company") has the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The combustion system is a low cost methodology of generating extremely high temperatures in excess of 2,000 degrees Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which is vented out of the system. The process produces no toxins, smoke, ash, or soot.

The Company entered into a license agreement with two Japanese companies (the "licensors"), whereby the Company was granted a worldwide, exclusive license for the production and marketing of certain products currently produced and marketed by the licensors. These products consist of a state of the art hot water boiler. Its function is to extract heat energy from waste tires. It is a safe, non-polluting and highly efficient boiler used for a variety of uses.

During the 2nd quarter, the Company acquired the exclusive worldwide license to a technology that purifies seawater through various fine ring tubes into drinking water. It also treats sewage and wastewater and removes hazardous pollutants. This system is known as the Ring-tube Desalinization Equipment. The process uses high temperature and pressure to break down harmful pollutants and bacteria.

During the 2nd quarter, the Company purchased 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd., a publicly traded company in Tokyo, Japan. The Company acquired these shares from Jipangu Inc., a private Japanese corporation which owned these shares. The shares were purchased for $4,993,000 of which Mr. Maki provided the necessary funds to the Company to acquire these shares. The funds were provided to the Company without interest or stated terms of repayment. The Company intends to hold these shares as a long- term investment.

MARKETS  AND  PRODUCTS

Amanasu  Furnace
----------------

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


Hot  Water  Boiler
------------------

The Company currently markets its hot water boiler through its licensors in Japan where it is marketed as a safe, non-polluting and highly efficient boiler, which derives its energy in a non-polluting chemical process from waste tires. The hot water boiler system will also be marketed throughout North America with particular attention being focused on Mexico. A complete system has been shipped to Mexico to undergo testing for compliance with government regulations. A formal agreement for marketing this product in Mexico is expected to be executed upon completion of this testing.

Ring-tube  Desalinization  Equipment
------------------------------------

On May 30, 2003, the Company entered into an agreement with Etsuro Sakagami (who was later appointed a director of the Company as of June 6, 2003) to license technology relating to the Ring-tube Desalinization Equipment ("Ring-tube").

This equipment is used as a filter to purify seawater into drinking water and also treats sewage and wastewater, removing pollutants and bacteria. The equipment filters bacteria and other impurities through its fine rings and comb type filter. The impurities are then destroyed by the high pressure and temperature in the Ring-tube. Other harsher pollutants are treated with
Cinderelite (an artificial zeolite) in the ring tube. This substance is commonly used for purifying wastewater and sludge.

The license will remain in effect for 30 years from the date of the agreement. To obtain the technology, the Company issued 1,000,000 shares to Etsuro Sakagami and 50,000 shares to FC Giken Kabushikigahisha as a referral fee on June 23, 2003. The Company will pay a royalty of 2% of gross receipts to Mr. Sakagami within 60 days upon receipt of the royalty.

The Company primarily plans on marketing this product in Japan as approximately 40% of its waste materials consist of sludge that is mostly disposed of in landfills by mining and construction companies. Use of the Ring-tube will substantially reduce the level of pollutants and toxins, allowing for a safer means for disposing of waste.

PLAN  OF  OPERATIONS

The Company is a development stage corporation. It has not commenced its planned operations of manufacturing and selling its products.

During the year 2001, the Company obtained a license to manufacture and sell the Amanasu furnace, a toxic waste disposal system. On September 30, 2002 it obtained a license to manufacture and sell a state of the art hot water boiler, which derives its energy in a non-polluting chemical process from waste tires. On May 30, 2003 the Company obtained a worldwide exclusive license to manufacture and sell the technology relating to the Ring-tube Desalinization Equipment.

On May 14, 2003, the Company entered into a Stock Purchase Agreement with Jipangu Inc ("Jipangu") to purchase 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd, held by Jipangu. The Company intends to hold these shares as a long term investment.

The Company raised $265,000 during fiscal year 2002 through the issuance of common stock. The Company intends to raise another $100,000 during the remainder of 2003 through private placements of its common stock or loans from its major shareholders. The proceeds of such private placements and loans will be used to continue the development and market planning of its products, and for other general working capital needs.

The Company has entered into discussions with a number of private investors concerning a private placement of its common stock. At this time, however, it has not received commitments from any source. Although the Company is encouraged by its discussions, it cannot predict whether it will be successful in raising capital. During the 2nd quarter, the Company's President and controlling shareholder, Mr. Maki loaned the Company $99,900 to meet its working capital needs and for further development and marketing of its products. This loan is without interest or stated terms of repayment.

The Company's activities over the next twelve months will be devoted to the construction of a limited number of demonstrational units of the furnace and Ring-tube equipment, the hiring of a limited staff to conduct its business, and the commencement of marketing activities; it will also explore the means for exploiting the license for the hot water boiler.

RESEARCH  AND  DEVELOPMENT

The Amanasu furnace has undergone rigorous testing and adjustments to meet UL and EPA requirements, as well as requirements of specific potential customers. Additional research is also being conducted in Japan by the inventor of this product.

Tests of the furnace have also been conducted at a California facility which, when marketing conditions are favourable, would be the primary source of manufacturing capability.

Testing of the Ring-tube Desalinization Equipment is being conducted in Japan by the inventor. Further testing and development will be performed to meet the needs of specific customers.

The hot water boiler has been shipped to Mexico to undergo testing for compliance with government regulations. A formal agreement for marketing this product in Mexico is expected to be executed upon completion of this testing. Further developments of the product is expected to meet specific customer needs.

CRITICAL  ACCOUNTING  POLICIES

The following discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS  OF  OPERATIONS

Total revenues for the three month period ending June 30,2003 was $ 74. There were no revenues in the same period of 2002. The increase was due to earnings in the 2003 period on bank deposits.

Total revenues for the six month period ending June 30, 2003 was $200 compared to $ 28 for the same period of 2002. The increase was due to higher interest on bank deposits.

Total expenses for the three month period ending June 30,2003 were $ 34,814 compared to $ 15,710 for the same period of 2002. The increase was primarily due to higher professional fees and charges for amortization of the licensing agreement.

Total expenses for the six month period ending June 30, 2003 were $ 60,179 compared to $ 16,955 for the same period in 2002. The increase was due to higher costs for travel and professional fees and charges for amortization of the licensing agreement.

Net loss for the three month period ending June 30,2003 was $ 34,740 compared to $15,710 for the same period 2002. The increase was due to higher expenses.

Net loss for the six month period ending June 30, 2003 was $ 59,979 compared to $16,927 for the same period in 2002. The increase was also due to higher expenses.

In the event that the Company's revenues do not increase in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's President, Atsushi Maki. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes that the liquidity and capital resources are sufficient to support operations at the present level given that the Company recently obtained a loan from Mr. Maki in the amount of $99,900.

In the six months ended June 30, 2003, cash used in operating activities was $ 49,239 compared to $ 13,517 for the same period in 2002. This increase was due to higher expenses.

In the six months ended June 30, 2003, cash used in investing activities was $ 4,993,000. There was no cash used for investing activities for the same period of 2002. In the 2003 period, the Company made an investment in the stock of a publicly owned Japanese Company.

In the six months ended June 30, 2003, there was no cash used for financing activities. The Company raised $5,092,900 during the 2003 period from advances from the controlling shareholder. During the 2002 period it raised $50,000 from the sale of common stock.

The Company will require a minimum of $250,000 to satisfy its cash requirements for the next twelve months. If the Company is not successful in raising $250,000, it may not be able to complete its plan of operations.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS

The Company was formed in 1999 and since then, the Company has raised initial capital, developed a business plan and commenced marketing efforts and initiated contracts to obtain licenses for various technologies. As a result, the Company has a limited operating history on which to evaluate its proposed business and prospects. The Company's prospects must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development. The Company cannot guarantee that it will be successful in accomplishing its objectives. The Company's risk factors include and are not limited to the following:

THE COMPANY EXPECTS TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

Until the Company can obtain the necessary capital to begin full production of its products, it does not expect to realize a net profit. The Company does anticipate business opportunities, however those opportunities remain uncertain to date. Until those opportunities materialize, the Company does not expect to begin production of the Company's products. However, research and development and marketing efforts are still in progress in hopes of bettering the Company's product and attracting potential customers.

THE COMPANY HAS RAISED LIMITED CAPITAL THIS QUARTER AND WILL NEED ADDITIONAL CAPITAL TO MAINTAIN CURRENT LEVELS OF OPERATION

This quarter, the Company has not raised capital by selling the Company's common stock. The Company's working capital needs are currently being funded by a loan from the Company's President, Atsushi Maki. The Company will need to raise additional funds, either in the form of equity and debt to maintain current levels of operation, which, include research and development, and marketing of the Company's products.

OWNERSHIP OF THE COMPANY'S COMMON STOCK IS CONCENTRATED AMONG THE COMPANY'S PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

The Company's directors, officers and principal shareholders beneficially own approximately 86% of its outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

THE COMPANY'S ABILITY TO MAINTAIN CURRENT LEVELS OF PRODUCTION DEPENDS ON THE COMPANY'S ABILITY TO RETAIN KEY PERSONNEL

The Company's current and future success will depend to a significant extent on the continued service of the Company's President, Mr. Maki. The loss of Mr. Maki would have a significantly detrimental effect on the Company business. The Company does not have a employment contract with Mr. Maki and does not maintain life insurance policies for any of the Company's officers, directors or controlling shareholders.

At the present, the Company has employed one full time employee. The Company's success will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that it will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

THE  COMPANY'S  ABILITY  TO  DEVELOP  AN  ECONOMICALLY  FEASIBLE  PRODUCT

The Company has no assurance at this time that a commercially feasible design will ever be perfected, or if it is, that it will become profitable. The Company's profitability and survival will depend upon its ability to develop a technically and commercially feasible product which will be accepted by end users. The products that the Company is developing must be technologically superior or at least equal to other similar products that competitors offer and must have a competitive price/performance ratio to adequately penetrate its potential markets. If the Company is not able to achieve this condition or if the Company does not remain technologically competitive, the Company may be unprofitable and our investors could lose their entire investment. There can be no assurance that the Company or potential licensees will be able to achieve and maintain end user acceptance.

THE  COMPANY'S  DEPENDENCE  ON  CONSULTANTS AND OUTSIDE MANUFACTURING FACILITIES

Since the Company's present plans does not provide for a significant technical staff or the establishment of manufacturing facilities, the Company will be primarily dependent on others to perform these functions and to provide the requisite expertise and quality control. There is no assurance that such persons or institutions will be available when needed at affordable prices. It will likely cost more to have independent companies do research and manufacturing than for the Company to handle these resources.

THE  COMPANY  IS  SUBECT  TO  A  HIGHLY  COMPETITIVE  INDUSTRY

Generally, the waste disposal industry is highly competitive. This industry is populated by many national or international companies, with significantly greater resources than that of the Company. Many of these competitors dispose of toxic waste in traditional methods such as landfills and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. There is no assurance that the Company will be successful in meeting or overcoming its current or future competition.

THE  COMPANY  IS  DEPENDENT  ON  ITS  PROTECTION  OF  ITS  INTELLECTUAL PROPERTY

The Company depends on the protection of its intellectual property and may suffer if it is unable to adequately protect its intellectual property. Currently, the Company has been granted a patent in Japan for the combustion technology relating to the Amanasu Furnace, which expires in 2016. The Company cannot provide assurance that its patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give it competitive advantages or that its patent applications will be granted.

THE COMPANY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER THE COMPANY'S PRODUCTS AND SERVICES OBSOLETE

The market for the Company's furnaces is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if it is unable to adapt to rapidly changing technologies and to adapt its product to evolving industry standards, its business will be adversely affected.

THE  COMPANY  HAS  A  LIMITED  PUBLIC  MARKET  FOR  ITS  COMMON  STOCK

At present, only a limited public market exists for the Common Stock on the over-the-counter bulletin board maintained by the National Association of Securities Dealers and there is no assurance that a more active trading market will develop, or, if developed, that it will be sustained.

THE COMPANY MAY NOT BE ABLE TO PAY DIVIDENDS TO THE SHAREHOLDERS FOR THE FORESEEABLE FUTURE

The Company has not paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future.

THE  COMPANY'S  COMMON  STOCK  PRICES  MAY  BECOME  VOLATILE

The market price for the Company's Common Stock trades on the over-the-counter bulletin board has been highly volatile since it began trading and will likely to continue to behave in this manner in the future. Factors such as operating results and other announcements regarding development work and business operations may have a significant impact on the market price of its securities. Additionally, market prices for securities of many smaller companies have experienced wide fluctuations not necessarily related to the operating performance of the companies themselves.

OTHER  RISKS

The Company's areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on our business.

Item  3.     Controls  and  Procedures

Within the 90-day prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14 and 15d-4. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  -  OTHER  INFORMATION

Item  1.       Legal  Proceedings

None

Item  2.       Changes  in  Securities  and  Use  of  Proceeds

               The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.

               Furthermore, on June 23, 2003, the Company issued 1,000,000 shares to Etsuro Sakagami pursuant to the licensing of technology relating to the Ring Tube Desalinization Equipment on an exclusive worldwide basis for 30 years.

               The Company issued another 50,000 shares to F.C. Giken Kabushikigaisha as a referral fee.

               These share issuances were exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

Item  3.       Defaults  Upon  Senior  Securities:

               None

Item  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders:

               None

Item  5.       Other  Information:

               None

Item  6.     Exhibits  and  Reports  on  Form  8K

            (a)     Exhibits

            10.1 Stock Purchase Agreement acquiring 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd., held by Jipangu Inc.

            10.2 License Agreement acquiring "Ring Tube Desalinization Equipment" from Etsuro Sakagami

            99.1 Certification of Atsushi Maki, President (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906
                   of  the  Sarbanes-Oxley  Act  of  2002

(b)     Reports  on  Form  8-K

     (i) On June 2, 2003 the Company filed a report on Form 8-K wherein the Company reported that it entered into an agreement with Jipangu Inc. to purchase 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd. held by Jipangu Inc. for 580,000,000 Japanese Yen, approximately $4,993,000 US.

     (ii) On June 3, 2003, the Company filed a report on Form 8-K wherein the Company reported that it entered into an agreement with Etsuro Sakagami to license technology relating to the Ring Tube Desalinization Equipment on an exclusive worldwide basis for 30 years.

     (iii) On June 13, 2003, the Company filed a report on Form 8-K wherein the Company reported the appointment of Etsuro Sakagami as a director of the Company.

     (iv) On July 22, 2003, the Company filed a report on Form 8-K wherein the Company reported the resignations of various directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  11,  2003


AMANASU  ENVIRONMENT  CORPORATION



By:     /s/  Atsushi  Maki

Atsushi  Maki,  Chairman,  President
and  Chief  Financial  Officer

                                                              Exhibit 99.1
                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AMANASU ENVIRONMENT CORPORATION (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Atsushi Maki, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the Evaluation Date"); and

     c. presented in this Report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

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

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/  Atsushi  Maki
     ------------------
     Atsushi  Maki,  President  and
     Chief  Financial  Officer
     (Principal  Executive  Officer  and
     Principal  Financial  Officer)