Form 10QSB
period 2003-09-30
AMANASU ENVIRONMENT  CORP
filed 2003-11-26
CIK 1142801

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 0-32905

AMANASU ENVIRONMENT CORPORATION

--------------------------------------------

(Name of Small Business Issuer in its charter)

Nevada                                                     98-0347883

------                                                  --------------

(State  or  other  jurisdiction  of                     (IRS  Employer

incorporation)                                        Identification  No.)

                 701 Fifth Avenue, 42nd Floor, Seattle, WA 98109

                 -----------------------------------------------

                    (Address of principal executive offices)

                    ----------------------------------------

                                  206-262-8188

                                  ------------

                           (Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:

         Title of each class         Name of exchange on which

         to be registered            each class is to be registered

            None                              None

Securities registered under Section 12(g) of the Act:

Common Stock

-----------

(Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or

15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.

(1). Yes:    No: X

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock,

$.001 par value, as of September 30, 2003 was 43,000,816.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

Item 1. Financial Statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Current Assets:
Cash	$ 118,516	$ 78,432
Total current assets	118,516	78,432

Fixed Assets:
Automotive equipment	25,859	25,859
Less accumulated depreciation	10,172	7,960
Net fixed assets	15,687	17,899

Other Assets:
Licensing agreement, net of accumulated amortization of $18,992 and $4,632	327,508	310,368
Security investment	10,000	-
Rent deposit	5,000	8,028
Total other assets	342,508	318,396

Total Assets	$ 476,711	$ 414,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Amount due for licensing agreement	$ 95,000	$ 95,000
Stockholder advance	998,700	100
Total current liabilities	1,093,700	95,100

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares of

        $.001 par value; issued and outstanding,   43,000,816 and 41,950,816, respectively

	28,821	27,751
	Additional paid-in capital	777,219
646,789		Deficit accumulated during the development stage
(434,429)	(354,913)
Accumulated other comprehensive loss	(988,600)	-
	Total stockholders’ equity	(616,989)
319,627

Total Liabilities and Stockholders’ Equity	$ 476,711	$ 414,727

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

Nine Month Periods Ended September 30,	February 22, 1999 (Date of Inception) To September 30, 2003
	2003	2002
		Revenue:

	Interest income	$ 286
$ 28	$ 3,224
Expenses	79,802	16,955
437,653

	Loss accumulated during development stage	(79,516)
(16,927)	(434,429)

		Other Comprehensive Loss:

	Holding loss arising during period	(988,600)
-____	(988,600)
Comprehensive Loss	$ (1,068,116)	$ (16,927)
$(1,423,029)

	Loss Per Share -

Basic and Diluted	$ -	$ -

	Weighted average number of shares outstanding	42,335,816
41,247,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

	Three Month Periods Ended September 30,	February 22, 1999 (Date of Inception) To September 30, 2003
		2003
2002
Revenue:
		Interest income
$ 86	$ -	$ 3,224
	Expenses	19,623
15,710	437,653

		Loss accumulated during development stage
(19,537)	(15,710)	(434,429)

Other Comprehensive Loss:
		Holding loss arising during period
(90,000)	- __	(988,600)
	Comprehensive Loss	$ (109,537)
$ (15,710)	$(1,423,029)

		Loss Per Share -

	Basic and Diluted	$ -
$ -

		Weighted average number of shares outstanding
43,000,816	41,247,816
	These statements should be read in conjunction with the year-end financial statements. 3 AMANASU ENVIRONMENT CORPORATION A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)	Nine Month Periods Ended September 30,
February 22, 1999 (Date of Inception) To September 30, 2003
2003	2002
	CASH FLOWS FROM OPERATIONS:

Net loss	$ (79,416)	$ (16,927)
$ (434,329)		Charges not requiring the outlay of cash:

	Depreciation and amortization	16,572
2,450	29,164
Services provided for common stock	-	-
70,000		Changes in assets and liabilities:

	Increase in accounts payable	-___
960	-___

		Net Cash Consumed By Operating Activities
(62,844)	(13,517)	(335,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
		Acquisition of licensing agreement
-	-	(155,000)
	Purchase of automobile	-
-	(25,859)
Rent deposit for warehouse lease	3,028	-
(5,000)		Acquisition of equity investment
(998,600)	-___	(998,600)

Net Cash Consumed By I����������¦–��������������"������%ƒ��X���”p��n��s��¼��r������¾t��d��"v��-����������������������������������”p������”p������”p������ÿ‘������ÿ‘������v������v��äe��Zl��$�����������b�����v������v������Zl���������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������������nge in cash	40,084	36,483
118,516		Cash balance, beginning of period
78,432	35,287	-
		________
_______	________
Cash balance, end of period	$ 118,516	$ 71,770
$ 118,516

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation (“the Company”) as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and six month period ended September 30, 2003  are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented process that purifies seawater, and removes hazardous pollutants from wastewater.  As consideration for this acquisition, the Company issued 1,050,000 shares of common stock.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

SECURITY INVESTMENT

On May 14, 2003, the Company entered into an agreement (Stock Purchase Agreement) to acquire 10,000,000 shares of the common stock of Kyoei Reiki Industrial Corporation, Ltd. (Kyoei Reiki), a Japanese company publicly traded on a Japanese exchange.  The purchase price was 580,000,000 Japanese Yen (approximately $4,993,000).  This investment has been treated as "available for sale".  A down payment of 116,000,000 Japanese Yen (approximately $998,600) was made; this was financed by a non-interest bearing advance from the controlling stockholder.  The balance due on the contract of 464,000,000 Japanese Yen (approximately $3,994,400) is collateralized by 1,000,000 shares of Company stock which is owned by the controlling shareholder.  The 464,000,000 Japanese Yen balance has not been paid and the stock has not been delivered to the Company.

The Stock Purchase Agreement contains a provision that the remaining balance on the contract will be waived if Kyoei Reiki becomes bankrupt or is placed under receivership for bankruptcy.  On June 25, 2003, Kyoei Reiki was placed under receivership with Tokyo District Court, thereby relieving the Company of its obligation for the 464,000,000 Japanese Yen remaining balance due on the Stock Purchase Agreement.  The value of the Kyoei Reiki stock has declined significantly since May 14, 2003, and management is attempting to renegotiate the terms of the contract.  No assurance can be given that these negotiations will be successful.

The decline in value of the Kyoei Reiki stock has been recognized as a holding loss in the comprehensive loss section of the Statement of Operations and Deficit Accumulated During Development Stage.  The investment has been written down to $10,000.

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

See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2002 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, and lack of commercial product, among other risks. Readers are urged to refer to the section entitled “Risk Factors” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties. In addition to the risks described therein, the Company has incurred a significant loss  with respect to a transaction which the Company entered into during the second quarter of 2003 (“Company Overview – Capital Stock of Kyoei Reiki Industrial Corporation Ltd.”).

The  following  discussion  should  be  read  in  conjunction with the Company's Financial  Statements,  including the Notes thereto, appearing elsewhere in this Quarterly  Report and in the Annual Report for the year ended December 31, 2002.

COMPANY OVERVIEW

Licensed Technologies.

Amanasu  Environment  Corporation, formerly known as Amanasu Energy Corporation (the  "Company"), is a development stage company. It has acquired the exclusive, worldwide licensee rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies and testing the technologies for commercial sale. For each such technology, the Company has acquired proto-type or demonstrational units from the respective licensor of the technology. The Company also has conducted various testing on these units to determine the commercial viability of the underlying technology. As a result of such testing, the Company believes that its technologies are commercially viable and are ready for commercial sale. It is the present intention of the Company not to engage in the actual production and sale of its products. Rather, it is seeking joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as warranty and post-warranty service and repair. The Company can not predict whether it will be successful in establishing affiliations with any such company, or whether it will be able to successfully produce and market its products.

Capital Stock of Kyoei Reiki Industrial Corporation Ltd.

On  May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd (“Kyoei”), a publicly traded company in Tokyo, Japan.  The purchase price for the shares is $4,993,000. On or about May 31, 2003, 20% of the total amount, approximately $1,000,000, was paid to Jipangu. The remaining amount was due on June 25, 2003. However, the Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The partial payment amount was advanced to Jipangu by the Company’s President, Mr. Atsushi Maki, the Company’s controlling shareholder, on behalf of the Company as an interest free loan. Repayment terms have not been established by the parties at this time. Although the Company has not received the shares of Kyoei, it believes that it is entitled to receive them from Jipangu. Since the date of the transaction, the value of the shares as traded on the Nikkei Stock Market has dropped significantly in value. The value of the shares as of the date of this report is $10,000. As a result of the significant drop in the value of the shares of Kyoei, the Company has experience a significant loss of the investment.

MARKETS  AND  PRODUCTS

Amanasu  Furnace

----------------

On June 8, 2002, the Company acquired the exclusive, worldwide license  to  a technology that disposes of toxic and  hazardous  wastes  through a  proprietary,  high  temperature  combustion  system,  known  as  the  Amanasu Furnace.  The term of the license is 30 years from the contract date and provides for a payment of a 2% royalty to the licensor.

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

Hot  Water  Boiler

------------------

On September 30, 2002, the Company received the exclusive license for the production and marketing of a state of the art hot water boiler. Its function is to extract heat energy from waste tires. The term of the license is 30 years from the contract date and provides for a payment of a 2% royalty to the licensors.  The Company acquired the technology for the sum of $155,000 and issued 650,000 shares of its common stock. The Company also is obligated to pay on demand an additional $95,000.

A  complete  system has been shipped to a prospective distributor in Mexico to undergo testing for compliance with government regulations. As of this date, testing of the product has not commenced. The Company expects that the tests will commence during the first quarter of 2004. The Company can not predict whether it will be able to effect any sales through this arrangement.

Ring-tube Desalinization  Equipment

------------------------------------

During  the 2nd quarter of 2003, the Company acquired the exclusive worldwide license to a  technology  that  purifies  seawater  through  various  fine  ring tubes into drinking  water.  The term of the license is 30 years from the date of the agreement. As consideration for obtaining the license,  the Company issued 1,000,000 shares to Etsuro Sakagami and 50,000 shares  to a finder. The license agreement provides for the payment of a royalty of 2% of gross receipts to the licensor within  60  days  upon  receipt  of  the  royalty. The technology also treats sewage and wastewater and removes hazardous pollutants.  This system is known as the Ring-tube Desalinization Equipment. The process uses high temperature and pressure to break down harmful pollutants and bacteria. This  equipment  is  used as a filter to purify seawater into drinking water and also  treats  sewage  and  wastewater,  removing  pollutants  and bacteria.  The equipment  filters bacteria and other impurities through its fine rings and comb type  filter.  The  impurities  are  then  destroyed  by  the  high pressure and temperature  in  the  Ring-tube.  Other  harsher  pollutants  are  treated  with Cinderelite   (an  artificial  zeolite)  in  the  ring  tube.  This substance is commonly  used  for  purifying  wastewater  and  sludge.

The  Company expects to marketing this product in Japan as approximately 40%  of  its  waste  materials  consist  of sludge that is mostly disposed of in landfills  by  mining  and  construction  companies. The Company believes that use of the Ring-tube will substantially  reduce  the  level of pollutants and toxins, allowing for a safer means  for  disposing  of  waste.

PLAN OF OPERATIONS.

As stated above, the  Company  is  a  development  stage  corporation.  It  has not commenced the manufacture or sale  of any of its  products.

The  Company's  activities over the next twelve months will be devoted to identifying one or more companies that offer products similar to the Company’s technologies, and attempt to form a joint venture or other affiliation with such companies in an effort to produce, market and sell the Company’s products. The Company’s capital requirements for the next 12 months are expect to be approximately $100,000. The funds will be used for general working capital associated with its existing offices and salaries to existing personnel.

The  Company  raised $265,000  during fiscal year 2002 through the issuance of common  stock. During 2003, the Company raised $100,000 from the sale of 20,000 shares of its common stock to a private investor.  The Company  intends  to  raise  an additional $100,000 during the remainder  of  2003 to meet its working capital needs for the next 12 months through private placements of its common stock or loans from its  major shareholder. The  Company  has  entered  into  discussions with a number of private investors concerning  a  private placement of its common stock. At this time, however, it has not received commitments from any source. The Company can not predict whether it will be able to raise such additional capital.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At September 30, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective ì¥Á�U@

��ð¿�������������r���bjbj¬›¬›������������������

�-`�Îñ��Îñ��õi�����������������������������ÿÿ���������ÿÿ���������ÿÿ�����������������ˆ�����"������"��"������"������"������"������"�������������v������~l������~l������~l��8���¶l��D�ì¥Á�U@

��ð¿�������������r���bjbj¬›¬›������������������

�-`�Îñ��Îñ��õi�����������������������������ÿÿ���������ÿÿ���������ÿÿ�����������������ˆ�����"������"��"������"������"������"������"�������������v������~l������~l������~l��8���¶l��D� Act.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On July 22, 2003 the Company filed a Form 8-K to report events under Items 6 and 7.

On October 11, 2003 the Company filed a Form 8-K to report events under Items 6 and 7.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMANASU ENVIRONMENT COPRPORATION

Date: November 26, 2003        /s/ Atsushi Maki

 Atsushi Maki

 Chairman, President and

                               Chief Accounting Officer

#