Form 10QSB/A
period 2003-09-30
AMANASU ENVIRONMENT  CORP
filed 2003-12-01
CIK 1142801

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

Part 1. Financial Information.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

September 30,

December 31,

1

2002

  (Unaudited)

  (Unaudited)

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

Stockholder’s Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; issued and outstanding,

        43,020,816 and 41,950,816, respectively

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

1

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

Nine Month Periods Ended

September 30,

    February 22, 1999

    (Date of Inception)

1

2002

To September 30, 2003

Revenue:

    Interest income

$             286

$            28

$        3,224

Expenses

          79,802

       16,955

      437,653

Loss accumulated

    during development stage

        (79,516)

      (16,927)

     (434,429)

Other Comprehensive Loss:

    Holding loss arising

        during period

      (988,600)

           -

     (988,600)

Comprehensive loss

$ (1,068,116)

$    (16,927)

$(1,423,029)

Loss Per Share –

    Basic and Diluted

$          -

$         -

Weighted average number

    of shares outstanding

   42,335,816

  41,247,816

These statements should be read in conjunction with the year-end financial statements.

2

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

Three Month Periods Ended

September 30,

     February 22, 1999

    (Date of Inception)

        2003

      2002

To September 30, 2003

Revenue:

    Interest income

$            86

$         -

$        3,224

Expenses

       19,623

       15,710

      437,653

Loss accumulated

    during development stage

     (19,537)

      (15,710)

     (434,429)

Other Comprehensive Loss:

    Holding loss arising

        during period

     (90,000)

           -

     (988,600)

Comprehensive loss

$ (109,537)

$    (15,710)

$(1,423,029)

Loss Per Share –

    Basic and Diluted

$          -

$         -

Weighted average number

    of shares outstanding

   43,000,816

  41,247,816

These statements should be read in conjunction with the year-end financial statements.

3

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Month Periods Ended

September 30,

      February 22, 1999

      (Date of Inception)

 2003

    2002

  To September 30, 2003

CASH FLOWS FROM

OPERATIONS:

Net loss

      $    (79,516)

$(16,927)

$    (434,329)

Charges not requiring the

    outlay of cash:

    Depreciation and amortization

             16,572

     2,450

         29,164

    Services provided for common stock

     -

       -

         70,000

    Changes in assets and liabilities:

        Increase in accounts payable

                 -

        960

             -

Net Cash Consumed By

    Operating Activities

            (62,944)

  (13,517)

     (335,165)

CASH FLOWS FROM INVESTING

ACTIVITIES:

Acquisition of licensing agreement

     -

       -

     (155,000)

Purchase of automobile

                 -

       -

       (25,859)

Rent deposit for warehouse lease

               3,028

       -

         (5,000)

Acquisition of equity investment

          (998,600)

       -

     (998,600)

Net Cash Consumed By

    Investing Activities

          (995,572)

       -

  (1,184,459)

CASH FLOWS FROM FINANCING

ACTIVITIES:

Sales of common stock

           100,000

   50,000

      639,440

Advances received in anticipation of

    common stock sales

                 -

       -

             100

Stockholder advances

           998,600

   50,000

      998,600

Net Cash Provided By

    Financing Activities

        1,098,600

   50,000

   1,638,140

Net change in cash

             40,084

   36,483

      118,516

Cash balance, beginning of period

             78,432

   35,287

            -

Cash balance, end of period

      $   118,516

$ 71,770

$    118,516

These statements should be read in conjunction with the year-end financial statements.

4

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

5

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

3.

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

4.

SUPPLEMENTAL CASH FLOWS INFORMATION:

There was no cash used during the periods for interest or income taxes.

The Company issued 1,050,000 shares of common stock during the second quarter as consideration for licensing rights (see Note 2), which were valued at $31,500.

6

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

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

During the second quarter of 2003, the Company received $100,000 from the private placement of 20,000 shares of its common stock. The Company believes that above common stock issuance was exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Regulation D promulgated under the Act.

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