Form 10QSB/A
period 2003-06-30
AMANASU ENVIRONMENT  CORP
filed 2003-12-16
CIK 1142801

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2003

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

$.001 par value, as of September 30, 2003 was 42,020,816.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

INDEX

Page

-Balance Sheets as of June 30, 2003 (unaudited) and

 December 31, 2002 (audited)

  3

-Statements of Operations and Deficit Accumulated During

 Development Stage–Six months ended June 30, 2003 and 2002 and

  4

 Three months ended June 30, 2003 and 2002

  5

-Statements of Cash Flows-Six Months Ended June 30, 2003 and 2002

  6

-Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Controls and Procedures

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 11

#

Part 1. Financial Information.

AMANASU ENVIRONMENT ACORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

June 30,

December 31,

  2003

        2002

  (Unaudited)

  (Unaudited)

ASSETS

Current Assets:

    Cash

$    129,093

$    78,432

Total current assets

      129,093

      78,432

Fixed Assets:

    Automotive equipment

        25,859

      25,859

        Less accumulated depreciation

          9,435

        7,960

Net fixed assets

        16,424

      17,899

Other Assets:

    Licensing agreement, net of accumulated

        amortization of $13,897 and $4,632

       332,603

    310,368

    Security investment

       100,000

          -

    Rent deposit

           8,028

        8,028

Total other assets

       440,631

    318,396

Total Assets

$     586,148

$  414,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Amount due for licensing agreement

$       95,000

$    95,000

    Stockholder advance

       998,700

           100

Total current liabilities

    1,093,700

      95,100

Stockholder’s Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; issued and outstanding,

        42,020,816 and 41,950,816, respectively

         28,821

      27,751

    Additional paid-in capital

       777,119

    646,789

    Deficit accumulated during the development stage     (414,892)

   (354,913)

    Accumulated other comprehensive loss

      (898,600)

          -

Total stockholders’ equity

      (507,552)

    319,627

Total Liabilities and Stockholders’ Equity

$     586,148

$  414,727

These statements should be read in conjunction with the year-end financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

   February 22, 1999

Six Month Periods Ended June 30,

  (Date of Inception)

      2003

    2002

    To June 30, 2003

Revenue:

    Interest income

$             200

$            28

$        3,138

Expenses

          60,179

       16,955

      418,030

Loss accumulated

    during development stage

        (59,979)

      (16,927)

     (414,892)

Other Comprehensive Loss:

    Holding loss arising

        during period

      (898,600)

           -

     (898,600)

Comprehensive loss

$    (958,579)

$    (16,927)

$(1,313,492)

Loss Per Share –

    Basic and Diluted

$          -

$         -

Weighted average number

    of shares outstanding

   41,993,091

  41,247,816

These statements should be read in conjunction with the year-end financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

   February 22, 1999

Three Month Periods Ended June 30,

  (Date of Inception)

      2003

    2002

    To June 30, 2003

Revenue:

    Interest income

$            74

$         -

$        3,138

Expenses

       34,814

       15,710

      418,030

Loss accumulated

    during development stage

     (34,740)

      (15,710)

     (414,892)

Other Comprehensive Loss:

    Holding loss arising

        during period

   (898,600)

           -

     (898,600)

Comprehensive loss

$ (933,340)

$    (15,710)

$(1,313,492)

Loss Per Share –

    Basic and Diluted

$          -

$         -

Weighted average number

    of shares outstanding

   42,034,918

  41,247,816

These statements should be read in conjunction with the year-end financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Month Periods

February 22, 1999

   Ended June 30,

           (Date of Inception)

           2003

    2002

  To June 30, 2003

CASH FLOWS FROM

OPERATIONS:

Net loss

      $    (59,979)

$(16,927)

$    (414,892)

Charges not requiring the

    outlay of cash:

    Depreciation and amortization

             10,740

     2,450

         23,332

    Services provided for common stock

     -

       -

         70,000

    Changes in assets and liabilities:

        Increase in accounts payable

                 -

        960

             -

Net Cash Consumed By

    Operating Activities

            (49,239)

  (13,517)

     (321,560)

CASH FLOWS FROM INVESTING

ACTIVITIES:

Acquisition of licensing agreement

     -

       -

     (155,000)

Purchase of automobile

                 -

       -

       (25,859)

Rent deposit for warehouse lease

                 -

       -

         (8,028)

Acquisition of equity investment

          (998,600)

       -

     (998,600)

Net Cash Consumed By

    Investing Activities

          (998,600)

       -

  (1,187,487)

CASH FLOWS FROM FINANCING

ACTIVITIES:

Sales of common stock

             99,900

   50,000

      639,440

Advances received in anticipation of

    common stock sales

                 -

       -

             100

Stockholder advances

           998,600

       -

      998,600

Net Cash Provided By

    Financing Activities

        1,098,500

   50,000

   1,638,140

Net change in cash

             50,661

   36,483

      129,093

Cash balance, beginning of period

             78,432

   35,287

            -

Cash balance, end of period

      $   129,093

$ 71,770

$    129,093

These statements should be read in conjunction with the year-end financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation (“the Company”) as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and six month period ended June 30, 2003  are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

In addition to the share issuance noted above, 20,000 shares were sold during the quarter, in a private sale, which yielded $99,900.

#

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

The decline in value of the Kyoei Reiki stock has been recognized as a holding loss in the comprehensive loss section of the Statement of Operations and Deficit Accumulated During Development Stage.  The investment has been written down to $100,000.

#

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement

---------------------

This  report  on  Form 10-QSB/A contains certain forward-looking statements within the  meaning  of section 21e of the Securities Exchange Act of 1934, as amended, and  other  applicable securities laws.  All statements other than statements of historical  fact  are  "forward-looking  statements"  for  the purposes of these provisions,  including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future  operation; any statements concerning proposed new products, services, or developments; any statements  regarding  future  economic  conditions  or performance;  statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated  by  the  forward-looking  statements.

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

Capital Stock of Kyoei Reiki Industrial Corporation Ltd.

On  May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd (“Kyoei”), a publicly traded company in Tokyo, Japan.  The purchase price for the shares is $4,993,000. On or about May 31, 2003, 20% of the total amount, approximately $1,000,000, was paid to Jipangu. The remaining amount was due on June 25, 2003. However, the Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay the remaining amount due under the Stock Purchase Agreement to Jipangu. The partial payment amount was advanced to Jipangu on behalf of the Company by the Company’s President and controlling shareholder, Mr. Atsushi Maki, as an interest free loan. Repayment terms have not been established by the parties at this time. The Company has not received the shares of Kyoei, however, it believes that it is entitled to receive them from Jipangu under the terms of the Stock Purchase Agreement. Since the date of the transaction, the value of the shares as traded on the Nikkei Stock Market has dropped significantly in value. The value of the shares as of June 30, 2003 is $100,000. As a result of the significant drop in the value of the shares of Kyoei, the Company has experience a significant loss of the investment.

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

The  Company  raised $265,000  during fiscal year 2002 through the issuance of common  stock. During the second quarter of 2003, the Company raised $100,000 from the sale of 20,000 shares of its common stock to a private investor.  The Company  intends  to  raise  an additional $100,000 during the remainder  of  2003 to meet its working capital needs for the next 12 months through private placements of its common stock or loans from its  major shareholder. The  Company  has  entered  into  discussions with a number of private investors concerning  a  private placement of its common stock. At this time, however, it has not received commitments from any source. The Company can not predict whether it will be able to raise such additional capital.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At June 30, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB/A, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB/A.

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

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On June 2, 2003 the Company filed a Form 8-K to report events under Items 5 and 7.

On June 3, 2003 the Company filed a Form 8-K to report events under Items 5 and 7.

On June 3, 2003 the Company filed a Form 8-K/A to report events under Items 5 and 7.

On June 13, 2003 the Company filed a Form 8-K to report events under Items 5 and 7.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMANASU ENVIRONMENT COPRPORATION

Date: December 14, 2003        /s/Atsushi Maki

     Atsushi Maki

     Chairman, President and

                               Chief Accounting Officer

#