Form 10KSB
period 2003-12-31
AMANASU ENVIRONMENT  CORP
filed 2004-03-30
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2003

COMMISSION FILE NO. 0-32905

AMANASU ENVIRONMENT CORPORATION

---------------------------------

(Name of small business issuer as specified in its charter)

NEVADA                                                             98-0347883

-- ------ ----                                                                  ------------

(State or other jurisdiction of incorporation)       (IRS Employer

                                                                                                                                   Identification No.)

701 FIFTH AVENUE, 42nd FLOOR, SEATTLE, WA 98104

-----------------------------------------------

(Address of principal executive offices)

206-262-8188

------------

(Issuer's telephone number)

---------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class:

-------------------------

Common Stock, no par value

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.

     [  X  ]  Yes   [  ]   No

     [  X  ]  Yes   [  ]   No

Check  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is  not contained in this form, and no disclosure will be contained, to the best of  the  registrant's  knowledge,  in definitive proxy or information statements incorporated  by  reference  in part III of this form 10-KSB or any amendment to this  Form  10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $ -0- ..

The aggregate  market value  of the voting stock held by non-affiliates of the registrant  on  March  15, 2004, computed by reference to the price at which the stock  was  sold  on  that  date:  $ 15,495,000 ..

The number of shares outstanding of the registrant's Common Stock, no par value, as  of  March 15, 2004 was 43,816,000 common  shares.

#

PART I

Item 1. Description Of Business

General

Amanasu Environment Corporation ( "Company" ) was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27 , 2001, the Company’s name was changed to Amanasu Energy Corporation, and on November 13, 2002 , its name was changed to Amanasu Environment Corporation ..

The Company is a development stage company and significant risks exist with respect to its business (see “Cautionary Statements” below) .. It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies , conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. These refinements may consist of engineering and design work to improve appearance or operating efficiencies and/or locating alternate component suppliers that are more cost effective. The Company will be required to raise funds in order to complete the refinements of the technologies. The Company can not predict whether it will be successful in it’s fund raising efforts , nor whether it will be successful in developing commercial products .. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products , or establishing affiliations with any operating company.

On  June  8,  2000, the Company obtained the exclusive, worldwide license to a technology that  disposes  of  toxic  and  hazardous  wastes  through  a  proprietary, high temperature  combustion  system,  known  as the Amanasu Furnace. The rights were obtained pursuant to a license agreement with Masaichi Kikuchi, the inventor of the technology , for a period of 30 years .. The Company issued 1,000,000 share of common stock to the inventor and 200,000 shares of common stock to a director of the inventor. Under the licensing agreement; the Company is required to pay the licensor a royalty of two percent of the gross receipts from the sale of products using the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

Effective September 30, 2002 , the Company obtained the exclusive, worldwide license to a hot water boiler technology that incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. The rights were obtained pursuant to a license agreement with Sanyo Kogyo Kabushiki Gaisha  and  Ever  Green  Planet Corporation,  both  Japanese  companies, for a period of 30 years. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company’s President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The $95,000 paid by the Company’s President is a contribution of capital to the Company. The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented technology that purifies seawater, and removes hazardous pollutants from wastewater.  The rights were obtained pursuant to a license agreement with Etsuro Sa kagami, the inventor, for a period of 30 years. As consideration for obtaining the license , the Company issued 1,000,000 shares to the inventor ,  and 50,000 shares  to a finder. The licensor is entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

The Company’s principal offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, and its telephone number is (206) 262-8188. The Company also maintains an office at 2-5-18 Kyobashi Chuo-ku, Tokyo, Japan 104-0031.

Technologies Of The Company

Amanasu Furnace.

Overview and History.

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

Mr. Masaichi Kikuchi, the inventor of the technology and a consultant to the Company, constructed the first and only Amanasu furnace in 1996. The unit is located on the island of Hokkaido, Japan. The unit operated from 1996 to October 2002 when it was shut down for noise pollution to a nearby neighborhood .. Although the Hokkaido unit was shut down due to noise pollution, the Company believes that the operating noise of the furnace is normal for this type of equipment. Therefore, it intends to locate future units in areas not in proximity to residential areas, thereby eliminating or reducing potential claims of noise pollution. As stated above,  t he Company , however, is seeking to re-design the furnace to reduce the production costs and sale price per unit.

Description of the Amanasu Furnace.

The Amanasu furnace is a waste disposal system that safely and efficiently disposes of toxic and hazardous wastes. The system has  three  general  features;  the  proprietary  combustion burner, the furnace compartment,  and  the  gas  processing  compartment.

The proprietary aspect of the Amanasu furnace is the unique combustion system that generates abnormally high temperatures in excess of 2,000 degrees Celsius within the furnace compartment. A proprietary formula of low cost metals, such as powered aluminum and iron, is combined with an air pressurized, hydrocarbon flame creating a superheated hydrogen combustion flame. A spray nozzle or burner injects the flame into the furnace compartment where the flame is irradiated with  microwaves  to  create  an  ionized  flame  reaching  a  heat  conversion temperature  of  18,000  C but an actual measured temperature of  1,800-2,300 C inside  the  furnace compartment. By contrast, an ordinary burner, neutral flame reaches temperatures between 800 to 1,600 C. In order to raise the temperature to the 1,800 to 2,300 degrees C range, large amounts of additional energy is required, typically, electricity.  The cost of this energy source is expensive and generally would be cost prohibitive to the operation of a furnace. The Company's proprietary system reaches these temperatures using approximately 20 gallons of kerosene or light oil per hour for each one ton of daily capacity. For example, a five ton daily capacity unit requires five times as much hydrocarbon use or 100 gallons, per hour. The furnace reaches maximum temperatures within four to five hours after flame ignition. The resultant effect is a low cost methodology of generating extremely high temperatures within a confined furnace compartment.

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

The outer housing of the Amanasu furnace is constructed of fabricated steel. Ancillary equipment, other than as described above, includes feed hoppers, pipe conveyors, fuel polarization equipment, air polarization equipment, turbo fans, and an air compression system for the burner. The Company believes the furnace will have an estimated useful life of approximately 15 years. This estimate is based upon  the results of the unit that operated in Hokkaido,  Japan.

The Company believes that the prior pricing structure for its furnaces was not competitive, and it is currently seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company is attempting to locate alternate suppliers that are less costly than currently identified suppliers. It also will attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component.   The Company anticipates that it will sell furnaces with daily disposal capacities of 50 tons, however, it may seek to increase daily capacities based upon product demand.   At this time, the Company does not have projected prices for a re-designed unit, although the Company is seeking to achieve, through its re-design efforts, a retail price of $200,000 for each ton of capacity. Thus, a furnace with a two ton capacity would be expected to retail for approximately $400,000. The Company can not predict whether it will be successful in it redesign efforts and achieve its desired pricing.

Markets.

Hazardous and toxic waste generally consists of a large number of chemicals, metals, pesticides, biological agents, toxic pollutants, and other substances. The treatment of toxic and hazardous waste worldwide is a growing and diverse industry. Significant legislation and regulation worldwide has contributed to the growth of this industry. These regulations are directed at protecting the environment by requiring originating parties to be responsible for managing the hazardous wastes that they generate. Although the proprietary furnace technology licensed by the Company disposes of various forms of waste, the Company will seek to promote its product as a toxic and hazardous waste disposal system. This position is premised upon the higher disposal fees for hazardous and toxic compared with the disposal fees of non-toxic or hazardous waste.

Manufacturing And  Suppliers.

The proprietary combustion system of the Amanasu furnace will be manufactured by the inventor at his factory located in Hokkaido, Japan.  All other components of the furnace will be manufactured or supplied by various vendors located in the Hokkaido area in collaboration with the Company. The Company intends to subcontract the assembly and production of the furnaces to one or more manufacturing companies in the Hokkaido area. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time. The Company will rely  solely upon the inventor for the manufacture of the proprietary combustion system,  however,  the  Company  has  the  technical know how to manufacture the combustion  system,  if  necessary

Current Status.

As discussed above, the Company expects to redesign the Amanasu Furnace in order to lower its manufacturing costs and sales price per unit. The Company projects that re-design time will be approximately 12 months from commencement. The Company has not established a commencement date at this time.  The Company estimates that the costs of re-design will approximate $500,000. The Company will be required to raise additional funds in order to complete the re-design process.

Fire Bird Boiler.

Overview and History.

The technology knows as the Fire Bird Boiler is a dual purpose process which incinerates waste tires and creates a source of heat generation. During 1998, the inventor of the technology constructed two proto-types of the boiler. The licensor currently operates one of the units in Ishinomaki, Japan. The operating boiler has a 5 ton/day capacity, although its capacity is not fully utilized, and the heat by-product is used by a greenhouse to maintain a steady temperature 25 degrees C. The Company will attempt to re-design the boiler to accept waste products in addition to waste tires.

Description of the Fire Bird Boiler.

The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The boiler is comprised of a “combustion room” for combusting, a “water jacket” for protecting and cooling metals in the combustion room, and an “air layer” for insulating the heat radiation. The combustion chamber is circular, with a power forced ventilation device which accelerates a more efficient combustion , and hot steam in introduced at the burn point which increases the oxygen capacity creating the high burning temperatures in the combustion chamber. During the incineration process, temperature can reach as high as 1,000 degrees C. In other boiler or incineration technologies, reaching temperatures of 1,000 degrees C or more generally takes 4 hours to prevent any internal damage caused by a rapid rise in temperature. However, due to the heat protection attributes of the water jacket, the boiler can reach 1,000 degrees C in approximately two minutes without causing damage to any of the internal components of the boiler. The high temperatures enable the waste tire to be incinerated with minimal waste, odor, and gas dioxins. Prior technologies have required that waste tire be pulverized prior to incineration. This process is designed to accept whole waste tire s though a conveyor and sensor which manages the condition of the combustion operation calculating the number of tires delivered, the timing of the dumping along with the condition of water supply temperature, quantities of hot water, and heater temperature. The unit has a combustion capacity of 100 kilograms per hour, and can generate 932,000 kcal per hour. The Company believes that the operating costs of the boiler are minimal due to the fact that the fuel source is the waste tires.

The weight of the 5 ton/day capacity boiler, which is similar to the inventor’s operating unit, is 1,939 kg, and measures 3,850 mm in length and 1,650 mm in width. The Company will attempt to re-design the boiler to accept waste products such as non-toxic bulk waste, in addition to waste tires. The Company believes that this redesign, if successful, will increase demand of the product due to its increased use versatility.  At this time, the Company does not have projected prices for a re-designed unit, although the Company will seek to achieve, through its re-design efforts, a retail price of $100,000 for each ton of capacity. The Company can not predict whether it will be successful in it redesign efforts and achieve its desired pricing.

Manufacturing And Suppliers.

The Company has had discussions with Isimaki Suiki, a manufacturing company located in Ishimaki, Japan, and believes th is company can manufacture the Fire Bird Boiler , however, a formal agreement has not been entered into by the parties.   Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time.

Current Status.

The Company believes that the Fire Bird Boiler is an effective technology for the dual purpose of incinerating waste tires and generating heat. However, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company will seek to re-design the boiler to accept other forms of waste including hazardous waste. The Company projects that re-design time will be approximately 12 months from commencement. The Company has not established a commencement date at this time.  The Company estimates that the costs of re-design will approximate $500,000. The Company will be required to raise additional funds in order to complete the re-design process.

Ring-Tube Desalination

Overview and History.

A prototype of the desalination plant was built by the inventor in 2001. The plant is located in Oita, Japan. The operating rate of the plant is 1.4 tons of water per day or 1 liter of water per minute . The Company believes that this existing capacity is insufficient for its targeted markets, and will attempt to re-design the technology to improve its daily capacity to 140 tons per day.

Description of the Ring-Tube Desalination.

Large scale desalination is conducted mainly by distillation or reverse osmosis methodologies. In the past, distillation has been used for large scale desalination, while reverse osmosis had been used for medium size and small desalination. However, recent developments in reverse osmosis have increased output and are now used for large scale desalination.  In both methods, the technologies condense the seawater to make fresh water. However, in their processes, calcium carbonate and magnesium hydroxide is created in the form of scales which adheres to the equipment and pipes. The amount of scales increase with temperature. The condition is more common with distillation process than a reverse osmosis (RO) process. Scale inhibitors or other cleaning methods are introduced to the process to control or lessen the amount of scales on the equipment and pipes, however oftentimes, they are not completely effective, and are generally costly to use. R O is performed in a single step or two step methods. The single step method requires more pressure to separate the fresh water from the impurities, while the two step method use less pressure but more energy to separate the fresh water. As a result of these pressures, special sealing technologies and materials for piping and pumps are required to withstand these pressures, which are generally expensive.

The Ring-Tube technology is used as a filter to purify seawater into drinking water and also  treats  sewage  and  wastewater,  by removing  pollutants  and bacteria. The technology is different than both methodologies (distillation and RO) described above. The equipment filters bacteria and other impurities through its fine rings and comb type filter and reduces the presence of inhibiting scales on the equipment.  The impurities are then destroyed by the high pressure and temperature in  the ring-tube. The Company believes that its technology is more cost efficient to construct and operate than conventional RO equipment. Its fresh water recovery rate is 95% compared with less than 40% for a RO method. Moreover, water produced from the Company’s technology retains a certain amount of salt and minerals and does not required a pH adjustment. RO filtration removes all minerals and salt, requiring minerals to be added to improve flavor, and an adjustment to reduce pH levels.   The reject brine resulting from RO filtration is discharged in the ocean creating higher salt concentrations in such areas, however, the by-product from the Company’s technology is sufficiently condensed allowing it to be sold as a salt product.

Manufacturing And  Suppliers.

The Company believes that the Ring-Tube Desalination equipment can be manufactured by the inventor, through his company Cinderelite Co., Ltd., located in the Sugawara, Japan. However, the Company does not have a formal arrangement with the manufacturer to produce the equipment.

Current Status.

The Company believes that the existing capacity of the Ring-Tube Desalination equipment  is commercially insufficient for its targeted markets. The Company will attempt to re-design the technology to improve its daily capacity from 1.4 tons per day to 140 tons per day. The Company projects that re-design time will be approximately 12 months from commencement. The Company has not established a commencement date at this time.  The Company estimates that the costs of re-design will approximate $500,000. The Company will be required to raise additional funds in order to complete the re-design process.

MARKETING OF TECHNOLOGIES.

The Company does not expect to commence the marketing and sale of its technologies until such time as it has completed the product refinement discussed herein for each of its technologies. If successful in these endeavors, the Company intends to establish a distribution network consisting of independent distributors in targeted markets for each of its technologies. The Company can not predict whether it will be successful in its product refinement efforts and therefore be able to market and sell commercial products.

COMPETITION .

Generally, the industries in which the Company expects to compete in, namely waste disposal and desalination, are highly competitive. Th ese industr ies are populated by many national or international companies, with significantly greater resources than that of the Company. In the waste industry, m any of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the  fact  that  these  methods  may  not  be environmentally friendly, they are nonetheless  in  compliance with governing regulations, and therefore, represent significant  competition  to  the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. Desalination equipment, which has been used extensively in the Middle East and elsewhere, represents significant competition to the Company’s technology.

PROPRIETARY RIGHTS .

The Company obtained the exclusive world-wide rights to the Amanasu Furnace for a period of 30 years commencing June 8, 2000 pursuant to the licensing agreement with Mr. Kikuchi, the inventor. In 1996, Mr.  Kikuchi, the inventor and a consultant to the Company, received a patent in Japan for the combustion technology, which expires in 2016. The  Company  anticipates  that  it  will  file  for  patent protection in other countries  prior  to  any  marketing  efforts  in  such  country.

The Company obtained the exclusive world-wide rights to the Fire-Bird Boiler for a period of 30 years commencing September 30, 2002 pursuant to the licensing agreement with the owner of such rights. In November 2001, the inventor of the Fire-Bird Boiler received a patent in the United State s (#6,321,665 filed October 3, 2000). The patent expires 20 years from the date of original filing.

T he Company obtained the exclusive world-wide rights to the Ring-Tube Desalination technology for a period of 30 years commencing June 30, 2003 pursuant to the licensing agreement with the owner of such rights. The inventor of the technology has filed patents in Japan for various aspects of the technology. The patents were filed in July 2002, and the patents expire 20 years from the filing date.

The Company considers the rights to the three technologies proprietary, and intends to use a combination of trade secrets, non disclosure agreements, license agreements, and patent  laws  to protect its proprietary rights.

GOVERNMENT REGULATIONS .

Generally,  the  Company  will  be  required to receive regulatory approval from various  governmental  agencies  to  conduct  its  operations.  These regulatory approvals  will  require  the Company to obtain and retain numerous governmental permits  to  conduct  various  aspects  of  its  operations, any of which may be subject  to  revocation,  modification  or  denial.   Extensive and evolving environmental protection laws and regulations have been adopted worldwide during recent decades in response to public concern over the environment. The Company's operations and those of its future customers are subject to these evolving laws and regulations ..  The requirements of these laws and regulations could impose substantial potential liabilities to the Company and its customers. If the operations of the Company's furnace result in a toxic spill or other mishap , the Company and its customers could be subject to substantial fines, suspension of operation, or other significant penalties. The Company will make a continuing effort to anticipate regulatory, political, and legal developments in its principal markets in the Pacific Rim that might affect its operations, but it may not always be able to do so.  The  Company  cannot  predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or  enforced  in  the  future  may  affect  its  operations.  Such actions could adversely  affect  the  Company's  operations  or  impact  its  future financial condition  or  earnings.   The Company however does expect that its proprietary technologies will comply with all governing regulations in those countries that it intends to sell its products ..   This premise is based upon the results of operations of the proto-type units for each of the technologies.

EMPLOYEES .

As  of December 31, 2003, the Company had three employees consisting of two administrative assistants located at  its Seattle and Tokyo offices, respectively, and a regulatory assistant in its Tokyo office. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good ..

Item  2.   Description  Of  Property .

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor , Seattle , Washington 98104. The premises consist of 1,500 square feet , and are leased at a monthly rental amount of $ 3,100 under a lease agreement which expires September 30, 2005 .. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s Chairman, President and majority shareholder, and both companies share equally in the rent payment. The Company leases a Seattle apartment for a monthly rental of $ 2,50 0 under a lease agreement which expires  March 15, 200 4 ..   The Company also shares the rental expense of the apartment equally with Amanasu Technologies Corporation. In addition, the Company maintains an office at 2-18 Kyobashi Chuo-ku, Tokyo , Japan 104-0031. The premises are 2,000 square feet and are leased on a month to month basis at a monthly rental of $2,750 per month. Amanasu Technologies Corporation occupies the same premises and pays the same rental amount. The Company believes additional lease space at th ese location s will be available to support its future growth.

Item  3.   Legal  Proceedings

None.

Item  4.   Submission  Of  Matters  To  A  Vote  Of  Security  Holders

None

PART  II

Item  5.   Market  For  Common  Equity  And  Related  Stockholder  Matters

The  Company's  common  stock  has  traded  on the NASDAQ OTC Bulletin Board since October 2002 under the symbol "AMSU".

The table below sets forth the high and low bid prices of  the  Common   stock  of  the Company as reported by NASDAQ.  The quotations  reflect inter-dealer prices, without retail mark-up, mark-down, or commissions  and  may  not  necessarily represent actual transactions.  There is an absence  of an  established trading  market  for  the Company's common stock,  as the market is  limited, sporadic and highly  volatile.  The absence of an active market may  have an effect upon the high  and low priced as reported.

2002

Low Bid

High Bid

4th Quarter

  0.11

  5.00

2003

Low Bid

High Bid

1st Quarter

$0.16

$0.35

2nd Quarter

  0.14

  1.03

3rd Quarter

  0.30

  1.00

4th Quarter

  0.99

  1.90

As of March 15 , 200 4 , there are 50 shareholders of record of the Company's common stock.  Although there are no restrictions on  the  Company's  ability  to  declare  or pay dividends, the Company has not  declared  or  paid  any  dividends  since its inception' and  does not  anticipate  paying  dividends  in the future.

Equity Compensation Plan Information.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales Of Unregistered  Securities

On June 16, 2003, the Company sold 20,000 shares of its common stock to one subscriber for a total consideration of $100,000. The common stock issuance was exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D and Regulation S promulgated under the Act.  The Company has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that the investor is a non-U.S. person with address in a foreign country and having the investor make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

Item 6. Management's  Discussion  And  Analysis  Of  Financial  Condition And Results  Of  Operations.

The  following  discussion  should  be  read  in  conjunction with the Company's Financial  Statements,  including the Notes thereto, appearing elsewhere in this Annual  Report.

Plan Of Operations.

The Company was organized February 22, 1999 and is a development stage company.  Its operations to date have been limited to obtaining exclusive licensing rights for three technologies, conducting preliminary marketing efforts, and conducting product testing.

The Company’s plan of operations for the next 12 months is to initiate, and if successful, complete the product refinement of the three of the acquired technologies. Product refinement includes product redesign, improvements, or enhancements, and testing of existing technologies. The product refinement costs of the three technologies are estimated to be $1,500,000. As stated elsewhere herein, the Company will be required to raise funds in order fund the projected re finement costs. However, the Company may seek affiliations with engineering firms or other companies within each industry in order minimize such expenditures. The Company is presently in discussions with an engineering design firm and a furnace company both located in Japan. The parties are discussing potential arrangement s where the Company would acquire an equity interest in both companies . The terms of such arrangements have not been finalized at this time.  If successful, the Company would seek to capitalize on the engineering expertise of both companies, and sales, marketing, and warranty repair of the furnace company.  The Company can not predict whether it will be successful in raising the necessary capital or whether it will be successful in its current negotiations or other negotiations with prospective companies. Until such time as it completes the product refinements of its technologies as discussed herein , the Company does not expect to generate any revenues from operations ..

Other than the product refinement costs discussed above , the Company estimates that its operating overhead, which includes general and administrative charges,  will be approximately $1 5 0,000 for the next 12 months. This amount is comprised of the following estimated costs; $65,000 in annual salar ies for office personnel and consultants , $ 50 ,000 for rent, $ 2 0,000 for professional fees and $12,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has no material commitments for capital at this time other than as described above.

During the fiscal 2003 and 2003, the Company spent $-0- and $-0- respectively on research and development.

Liquidity And Capital Resources .

In May 2001, the Company received $200,000 resulting from the exercise of 20,000,000 stock purchase options by the Company’s principal shareholder. During 2003, in connection with the acquisition of the Fire Bird boiler,  the Company’s President made a contribution of capital to the Company in the amount of $95,000. In addition during the 2003 period, the Company raised $100,000 from the sale of 20,000 shares of its common stock to one investor.  The Company intends to raise additional funds in the approximate amount of $2,000,000 to $3,000,000 in near future through the private placement of its common stock. The proceeds from such private placement will be used to fund the refinement of the three technologies as described above, and to funds it annual overhead. The Company cannot predict whether it will be successful in raising any capital, which capital is essential to its plan of operations.

Working capital as of December 31, 2003 was $93,540 compared with a working capital deficit as of December 31, 2002 of $16,668. The increase in working capital for 2003 is a result of the contribution of capital made by the principal officer and principal shareholder of the Company and the private placement of the Company’s stock during the period.

Total assets as of December 31, 2003 were $436,001 representing an increase of $21,274 from total assets of $414,727 as of December 31, 2002.

On  May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd (“Kyoei”), a publicly traded company in Tokyo, Japan.  The purchase price for the shares is $4,993,000. The agreement called for payment of 20% of the purchase price on May 31, 2003, and the balance was due on June 25, 2003. On or about May 31, 2003, Atsushi Maki, the Company’s President and controlling shareholder, deposited with Jipangu 1,000,000 shares of common stock of the Company owned by Mr. Maki. The Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The deposit of common stock  made to Jipangu by Mr. Maki was made on behalf of the Company. However, Mr. Maki has released and indemnified  the Company from any obligation under the Jipangu agreement .

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB include forward looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events.  Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Developmental Stage Company.  The Company was incorporated on February 22, 1999, and is a development stage company.  Presently, it has acquired certain technologies; however, the Company does not have any products available for commercial sale. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company’s ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. The immediate need includes funds for product refinement of its technologies.  Product refinement includes product re-design, improvements, or enhancements as well as additional product testing. In the future, in order to initiate full-scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs.  The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company and its ability to develop and commercial sell its products.

Ability To Develop Commercial Product.  The Company presently maintains rights to three different technologies. At this time, proto-type versions of products for each of the three technologies have been developed , however, none of the products are commercially ready for sale.  The Company must undertake product refinements  with respect to each of its technologies in order for these technologies to be commercially available for sale .. The Company estimates that approximately $500,000 will be needed in product refinement expenditures for each technology. The Company can not predict that even with such expenditures, it will be successful in developing commercially ready products for any of the technologies in the near future or at any time.

Rapid Technological Changes. The industries in which the Company intends to compete with their technologies are subject to rapid technological changes.  No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company’s technologies obsolete or non–competitive.

Lack of Indications Of Product Acceptability. The success of the Company will be dependent upon its ability to develop commercially acceptable products and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its proposed products. Accordingly, the Company can not predict whether its products can be marketed and sold in a commercial manner.

Lack of Established Distribution Channels.   The Company does not have an established channel of distribution for any of its technologies. It intends on establishing a network of designated dealers in targeted markets at such time as it has completed its product refinement and such products are ready for commercial sale .. The Company can not predict whether it will be successful in establishing its intended dealer network.

Management. The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

Control Exercised By Management. As of March 15, 2004, the existing officers and directors, and affiliates will control approximately 82% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest.  The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time , services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Reliance upon Third Parties.  The Company does not intend on maintaining a significant technical staff  nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors , and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Competition. Although management believes its products, if developed , will have significant competitive advantages to other products in the ir respective industries, with respect to such products, the Company will be competing in industries, such as the industrial waste industry, where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's products.

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See “Description of Business – Proprietary Rights”). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

Indemnification  of  Officers  and  Directors  for  Securities Liabilities.  The Company's  By-Laws  eliminates  personal liability in accordance with the Nevada Revised  Statutes (NRS) ..  Section  78.7502  of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders  for  breach  of  fiduciary duty as an officer or director provided that  such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of  the  corporation. In  so  far  as indemnification for liability arising from the Securities Act of 1933 (“Act”) may be permitted to d irectors, o fficers or persons controlling the Company, it  has  been  informed  that  in  the  opinion  of  the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and  is,  therefore,  unenforceable.

Penny Stock Regulation. The Company's common stock may be deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

Item  7. Financial  Statements .

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 1 4 below.

Item  8.   Changes  In  And  Disagreements  With  Accountants On Accounting And Financial  Disclosure .

None.

Item 8A . Controls and Procedures .

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART  III

Item  9.   Directors, Executive  Officers,  Promoters  And  Control  Persons.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

                                                                             Director/

                                                                             Officer

Name                                 Age                            Since                       Position

Atsushi Maki                      57                               1999                       Chairman/Treasurer and President

Lina Lei                              44                               1999                       Secretary

Takahashi Yamaguchi        71                               2001                       Director

Atsushi  Maki  has  been  the  President,  Chief Financial Officer, Chairman and Director  of the Company since November 10, 1999. During the past ten years, Mr. Maki  has  been  an  independent  businessman  involved  mainly  in  real estate development  projects  in  Japan.  In  1995,  he  served  as  a  Director of the Japan-Korea  Cooperation Committee along with the former Prime Minister of Japan who  acted  as  the  Chairman  of the committee. In 1999, he was responsible for establishing  the  Japan-China  Association,  a  foundation for fostering better relations  between  the two nations. He served as a director of the association, along  with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor  Corporation.  Mr.  Maki  is  the husband of Lina Lei, the Secretary of the  Company. Mr. Maki also is a director of Amanasu Technologies Corporation, a reporting company under the federal securities laws.

Lina  Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21,  2002.  From  May  1990  to  November  1999, Ms. Lei was employed by Thunder Company  Ltd,  Tokyo, Japan,  in  various  capacities including as its managing director.  Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei ’s work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

Takashi  Yamaguchi  has  been  a  Director of the Company since October 1, 2001. From 1999 to June 2001, he was president of Daiichi Building Corporation, a construction company located in Tokyo, Japan, and from June 2001 to June 2002, he acted as a consultant for the same company. From June 2002 to the present, Mr. Yamaguchi has provided managerial consulting services to a variety of companies located in Japan.  Mr.  Yamaguchi received a Liberal Arts degree from Tokyo University  in  1952  and  graduated  with a law degree from Tokyo University in 1958.

Item  10.  Executive  Compensation .

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2003, 2002, and 2001, respectively:

SUMMARY COMPENSATION

                                                                                            Annual Compensation

Name and

Principal

Salary

Bonus

Other

Position

Year

($)

($)

($)

Atsushi Maki

2003

-0-

-0-

-0-

Chairman, President

2002

-0-

-0-

-0-

And Treasurer

2001

14,769(1)

-0-

-0-

Lina Lei

2003

10,000 (2)

-0-

-0-

Secretary

2002

    -0-

-0-

-0-

2001

   1,442(2)

-0-

-0-

Takashi Yamaguchi

2003

   -0-

-0-

-0-

Director

2002

   -0-

-0-

-0-

2001

   -0-

-0-

-0-

(1). Mr. Maki received salary compensation in the form of 3,200,000 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share. Of the total amount of shares, 246,200 shares were allocated for fiscal 1999, with the balance allocated equally between 2000 and 2001.

(2). Ms. Lei received salary compensation in the form of 312,500 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share. Of the total amount of shares, 24,100 shares were allocated for fiscal 1999, with the balance allocated equally between 2000 and 2001. In 2003, Ms. Lei received $10,000 in exchange for consulting services performed for the Company.

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. During 2003, Lina Lei received $10,000 from the Company in exchange for performing consulting services. A future arrangement will be subject to the approval of the Company’s board of directors. Except for the arrangement with Ms. Lei, t he Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no fees for their services in such capacity, however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

Item  11. Security Ownership Of Certain  Beneficial Owners  And  Management.

The following table will identify, as of March 15, 2004, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 43,816,000  shares of common stock of the Company which are issued and outstanding as of March 15, 2004. The address for each individual below is Suite 701  Fifth  Avenue,  42nd  Floor, Seattle, Washington 98109, the address of the Company.

Title                        Name and Address                  Amount and nature                         Percent

of Security             of Beneficial Owner                Beneficial Ownership(1)                 of Class

------------               -----------------------                 --------------------------                      ----------

Common                  Amanasu Corporation(2)                  33,000,000                                  75.3%

Stock                       #902 Ark Towers, 1-3-40,

                                Roppongi, Minatoku,

                                Tokyo, Japan

Common Stock       Atsushi Maki(3)(4)                             35, 858 , 5 00                                     8 2%

Common Stock       Lina Lei(4)                                        35,858,500                                   82%

Common Stock       Takashi Yamaguchi                             210,000                                     <1%

                                 Officers and

                                 Directors, as a

                                 group (3 persons)                                 36,068,500                                     8 2%

------------------------------------------------------------------------------------------------------------------------

(1). “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Atsushi Maki, the Company’s Chairman and President, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

(3). Includes 1 ,496,000 shares of common stock held individually by Mr. Maki , 1,000,000 shares of common stock deposited with a third party (see “Item 12 “Certain Relationships and Related Transactions”), 33,000,000 shares of common stock held by Amanasu Corporation , and 362,500 shares of common stock held by Mr. Maki’s wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.

(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,490,000 shares of common stock beneficially owned by Ms. Lei’s husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

Item 12. Certain Relationships And Related Transactions.

On December 15, 1999, the Company entered into an agreement with Amanasu Corporation, a Japanese corporation, under which Amanasu Corporation agreed to arrange the grant  of a license to  the Amanasu Furnace to the Company. In exchange for obtaining the license to the Technology, the Company agreed to issue to Amanasu Corporation 13,000,000 shares of its common stock and stock purchase options to acquire another 20,000,000 shares of common stock at a price per share of $0.01. In addition under the terms of the agreement, the Company agreed to issue 1,000,000 shares of common stock to the inventor of the technology, and 200,000 shares of common stock to the executive director of the inventor. In May 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $200,000 to the Company. Mr. Atsushi Maki, the Company's Chairman and President, is the president and sole shareholder of Amanasu Corporation.

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

On  June 8, 2000, the Company entered into an exclusive licensing agreement with the  inventor of the Amanasu Furnace. Under the licensing agreement, the Company obtained the worldwide production and marketing rights of the Technology for 30 years , and the Company is required to pay the inventor a royalty of 2% on gross sales of the Technology ..

Effective  September  30,  2002,  the Company entered into a license agreement with Sanyo Kogyo  Kabushiki  Gaisha and  Ever  Green  Planet Corporation,  both  Japanese  companies,  whereby  the Company received the worldwide, exclusive license for a term of 30 years for the production and marketing of a hot  water  boiler which  incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company’s President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The $95,000 paid by the Company’s President is a contribution to capital to the Company.  The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology.

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented process that purifies seawater, and removes hazardous pollutants from wastewater.  The term of the license is 30 years from the date of the agreement. As consideration for obtaining the license,  the Company issued 1,000,000 shares to Etsuro Sakagami, the licensor,  and 50,000 shares  to a finder. The licensor is entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology.

On May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd (“Kyoei”), a publicly traded company in Tokyo, Japan.  The purchase price for the shares is $4,993,000. The agreement called for the payment of 20% of the purchase price on May 31, 2003, and the balance was due on June 25, 2003. On or about May 31, 2003, Atsushi Maki, the Company’s President and controlling shareholder, deposited with Jipangu 1,000,000 shares of common stock of the Company owned by Mr. Maki. However, the Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The deposit of common stock  made to Jipangu by Mr. Maki was made on behalf of the Company. On December 10, 2003, the Company transferred its rights under the agreement with Jipangu to Mr. Maki, and Mr. Maki has released and indemnified the Company from any obligation under the Jipangu agreement .

During 2003, Lina Lei , an officer of the Company, received $10,000 in exchange for performing consulting services for the Company.

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s Chairman, President and majority shareholder (See “Part I – Item 2 Description of Property”).

Item  13(A).  Exhibits.

Number  Description

3(i)(a)           Articles of Incorporation of the Company (Incorporated by  reference to the

                    Company's Form 10-SB filed on June 20, 2001).

3(i)(b)         Certificate of Amendment to Articles of Incorporation(Incorporated by

                   reference to the Company's Form 10-SB filed on June 20, 2001).

3(i)(c)         Certificate of Amendment to Articles of Incorporation (Incorporated by

                   reference to the Company's Form 10-KSB filed on March 31, 2003).

3(ii)(a)        Amended and Restated By – Laws of the Company (Incorporated by

                   reference to the Company's Form 10-SB filed on June 20, 2001).

10(i)           Agreement between Family Corporation and the Company dated December 15,

                  1999.  (Incorporated by reference to the Company's Form 10-SB filed on

                  June 20, 2001).

10(ii)          License agreement between the Company and Masaichi  Kikuchi dated June 8,

                   2000. (Incorporated by reference to the Company's Form 10-SB filed on June 20,

                   2001).

10(iii)         Technical Consulting Agreement the Company and Masaichi Kikuchi dated June

                   9, 2001.  (Incorporated by reference to the Company's Form 10-SB filed on

                  June 20, 2001).

10(iv)        Amendment No. 1 to Licensing Agreement dated July 30, 2001, however,

                  effective June 8, 2000 by and between the Company and Masaichi Kikuchi.

                   (Incorporated by reference to the Company's Form 10-SB/A filed on

                  August 9, 2001).

10(v)          License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo  Kabushiki  Gaisha  and  Ever  Green  Planet Corporation.

                   (Incorporated by reference to the Company's Form 10-KSB filed on March 31,

                  2003).

10(vi)          Addendum to License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo  Kabushiki  Gaisha  and  Ever  Green  Planet

                    Corporation.  (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).

10(vii)          Stock Purchase Agreement dated May 14, 2003 by and between the Company and  Jipangu, Inc.

10(viii)         Desalination License Agreement made as of May 30, 2003 by and between the

                       Company Etsuro Sakagami. (Incorporated by reference to the Company's

                       Form 10-QSB filed on August 13, 2003).

31 Certification under Section 906 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2003 were $9,635 and for 2002 were $8,335.

(2) Audit Related Fees for 2003 and 2002 were $0.

(3) Tax Fees for 2003 were $3,025 and 2002 were $0.

(4) All Other Fees were $0.

(5) N/A

(6) Not greater than 50% for 2003 and 2002.

#

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

CONTENTS

Page

Accountant’s Audit Report

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Changes in Stockholder’s Equity

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

#

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@erols.com

    PRIVATE COMPANIES PRACTICE SECTION

Board of Directors

Amanasu Environment Corporation

I have audited the accompanying balance sheets of Amanasu Environment Corporation (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002, and 2001.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Amanasu Environment Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert G. Jeffrey

Robert G. Jeffrey

Certified Public Accountant

March 29, 2004

Wayne, New Jersey

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31,

ASSETS

    2003

    2002

Current Assets:

    Cash

$   92,055

$   78,432

    Miscellaneous receivables

       1,585

         -

Total current assets

     93,640

     78,432

Fixed Assets:

    Automotive equipment

     25,859

     25,859

        Less, accumulated depreciation

      10,910

        7,960

Net fixed assets

     14,949

     17,899

Other Assets:

    Rent deposit

       5,000

       8,028

    Licensing agreements, net of accumulated

        amortization of $24,088 and $4,632

   322,412

   310,368

Total other assets

    327,412

    318,396

Total Assets

$ 436,001

$ 414,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

    Shareholder advance

$        100

$        100

    Amount due for licensing agreement

         -

     95,000

Total current liabilities

           100

      95,100

Stockholders’ Equity:

    Common stock:  authorized 100,000,000 shares

        of $.001 par value; 43,020,816 and 41,950,816,

        respectively, issued and outstanding

     28,821

     27,751

    Additional paid in capital

   872,119

   646,789

    Deficit accumulated during development stage

  (465,039)

  (354,913)

Total stockholders’ equity

   435,901

   319,627

Total Liabilities and Stockholders’ Equity

$ 436,001

$ 414,727

The accompanying notes are an integral part of these financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

         February 22, 1999

  Year

  Year

  Year

        (Date of Inception)

   2003

   2002

   2001

     To December 31, 2003

Expenses

$ 110,498

$ 77,067

$ 226,995

            $ 468,349

Operating Loss

  (110,498)

  (77,067)

  (226,995)

  (468,349)

Other Income-interest           372

        680

       2,258

       3,310

Loss accumulated

    during development

    stage

$(110,126)

$(76,387)

$(224,737)

            $(465,039)

Net loss per share –

    Basic and Diluted

    $   -

  $   -

  $( .01 )

Average number of

    Shares outstanding

42,447,065

41,401,483

33,581,866

The accompanying notes are an integral part of these financial statements.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

Deficit Accumulated

      Common Stock

Additional

          During

Shares

Amount

Paid in Capital

Development Stage

       Total

Balance, December 31, 2000

20,000,000

$  7,000

$  63,000

       $ (53,789)

 $`  16,211

Sales of common stock

       47,816

         48

    74,492

     74,540

Shares issued on exercise of option

20,000,000

  20,000

  180,000

   200,000

Shares issued as fees connected with

    acquisition of licensing agreement

  1,200,000

      -

        -

        -

Net loss for period

         (224,737)

  (224,737)

Balance, December 31, 2001

41,247,816

  27,048

   317,492

         (278,526)

     66,014

Sales of common stock

       53,000

         53

   264,947

   265,000

Shares issued as fees connected with

    acquisition of licensing agreement

     650,000

       650

     64,350

    65,000

Net loss for period

           (76,387)

  (76,387)

Balance, December 31, 2002

41,950,816

  27,751

   646,789

         (354,913)

  319,627

Sales of common stock

       20,000

         20

     99,880

    99,900

Shares issued as fees connected with

    acquisition of licensing agreement

  1,050,000

    1,050

     30,450

    31,500

Shareholder capital contribution

           -

      -

     95,000

    95,000

Net loss for period

         (110,126)

(110,126)

Balance, December 31, 2003

43,020,816

$ 28,821

 $ 872,119

       $(465,039)

$ 435,901

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                February 22, 1999

      Year

Year

Year

 (Date of Inception)

       2003

                2002

2001

             To December 31,2003

CASH FLOWS FROM OPERATIONS:

Net loss

   $(110,126)

$  (76,387)          $(224,737)

            $(465,039)

Charges not requiring the outlay of cash:

     Depreciation and amortization

        22,406

       9,532

      3,060

                 34,998

     Common stock issued for services

           -

         -

    16,211

                 70,000

Changes in current asset:

    Increase in miscellaneous receivables

        (1,585)

         -

        -

   (1,585)

Net Cash Consumed By

    Operating Activities

        (89,305)

      (66,855)              (205,466)

(361,626)

CASH FLOWS FROM INVESTING

      ACTIVITIES:

Acquisition of licensing agreement

           -

  (155,000)

         -

(155,000)

Purchase of automobile

           -

         -

    (25,859)

                (25,859)

Rent deposit for warehouse lease

          3,028

          -

       (8,028)                              (5,000)

Net Cash Provided (Consumed)

    By Investing Activities

          3,028

   (155,000)                (33,887)

(185,859)

CASH FLOWS FROM FINANCING

      ACTIVITIES:

Issuances of common stock

       99,900

   265,000

   274,540

                639,440

Advance received in anticipation of

      common stock sale

            -

          -                              100

                        100

   Net Cash Provided By

      Financing Activities

        99,900

    265,000                 274,640

                639,540

Net Change in Cash Balances

        13,623

     43,145                  35,287

  92,055

Cash balance, beginning of period

       78,432

     35,287

         -

      -

Cash balance, end of period

 $   92,055

$   78,432             $   35,287

            $   92,055

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Company

The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc.  The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business

During the year 2000, the Company acquired worldwide licensing rights for nuclear incinerator technology, known as “The Amanasu Furnace”.  The Furnace is a positive ion breeder incinerator process that converts domestic and industrial wastes to ions through high temperature exposure.  The resultant residue consists of oxygen gas and inert slag pellets.  On September 30, 2002, the Company was granted a worldwide exclusive license for the production and marketing of a hot water boiler which extracts heat energy from waste tires.  On June 30, 2003, the Company acquired the worldwide rights to produce and market a patented process that purifies seawater, and removes hazardous pollutants from wastewater.

Development Stage Accounting

The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  From inception to December 31, 2003, the Company has been in the development stage and all its efforts have been devoted to obtaining the worldwide licensing rights describe above,  and to testing the related equipment.  Except for interest on bank deposits no revenue had been realized through December 31, 2003.

Basis Of Presentation

The Company has incurred losses from inception to December 31, 2003 of $465,039.  Capital was raised during 2001, 2002, and 2003 in the amounts of $274,540, $265,000, and $194,900 respectively, through common stock issuances of 20,047,816 shares, and 53,000 shares and 20,000 shares, respectively.  This is expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using accelerated methods, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Licensing Agreement

During the year 2000, the Company issued 13,000,000 shares of common stock to a company that is wholly owned by the Company’s president as a fee for arranging for the acquisition of the licensing agreement for the nuclear incinerator technology.  Another 1,200,000 shares was issued in 2001 in connection with the acquisition of this agreement.  No value has been assigned to this intangible asset.

The license for the hot water boiler was acquired at a cost of $250,000, plus 650,000 shares of common stock.  The stock was valued at $.10 per share, bringing the total cost to $315,000.  The license for the seawater purification process was acquired for 1,050,000 shares of common stock which were valued at $31,500.  Amortization of these costs is provided by the straight line method using lives of 17 years, which is based on patent life.

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

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs

The Company will expense advertising costs when an advertisement occurs.  There has been no spending thus far on advertising.

Segment Reporting

Management will treat the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, miscellaneous receivables, and the amount due for licensing agreement, approximate their fair values at December 31, 2003.

Net Loss Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

1.

RELATED PARTY TRANSACTIONS

The president of a Company which is the majority shareholder made a capital contribution during 2003 of $95,000 by paying a Company obligation.

On May 14, 2003, the Company entered into an agreement (Stock Purchase Agreement) to acquire 10,000,000 shares of the common stock of Kyoei Reiki Industrial Corporation, Ltd. (Kyoei Reiki), a Japanese company publicly traded on a Japanese exchange.  The purchase price was 580,000,000 Japanese Yen (approximately $4,993,000).  The president of a Company which is the majority shareholder deposited 1,000,000 shares of Company stock to secure this transaction.  The purchase price of this transaction has not been paid and the purchased stock has not been delivered to the Company.

The Stock Purchase Agreement contains a provision that the balance due on the contract will be waived if Kyoei Reiki becomes bankrupt or is placed under receivership for bankruptcy.  On June 25, 2003, Kyoei Reiki was placed under receivership with Tokyo District Court, thereby relieving the Company of its obligation for the balance due on the Stock Purchase Agreement.  On December 10, 2003, the Company transferred its rights under the agreement to the president of the Company. The president of the Company and a controlling shareholder has assumed responsibility for this transaction and has indemnified the Company against any loss or claims arising therefrom.

#

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

3.

INCOME TAXES

The Company has experienced losses during each year since 1999, which have totaled $465,039.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, a portion of the NOL carryforward will expire each year during the years 2019 to 2023.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets

$158,113

Valuation Allowance

   158,113

    Balance Recognized

$      -

4.

RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Seattle, Washington under a noncancelable operating lease which expires September 30, 2005.  In addition, the Company leases a Seattle apartment under an operating lease that expires March 31, 2004.  The Company incurred rent expense of $12,308 in 2003, $26,914 in 2002, and $22,220 in 2001.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2003.

Year ending

December 31,

Amount

1

$40,948

2

  27,898

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2003

5.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during any of the periods presented.

The following non-cash financing and investing activity occurred:

An additional 1,200,000 shares were issued during 2001 in connection with obtaining the licensing agreement for the Amanasu Furnace.

During the year 2002, 650,000 shares were issued in connection with obtaining the hot water boiler licensing agreement.

During the year 2003, 1,050,000 shares were issued to obtain the seawater purification licensing agreement.

The president and controlling shareholder of a company which is the majority owner of Company stock paid a $95,000 obligation on behalf of the Company during 2003.  This obligation was the balance due for the licensing rights of the hot water boiler.

6.

CONTINGENCY

The Company is a party to a Stock Purchase Agreement (See Note 2).  Two factors protect the Company from loss on this transaction.  First, the president and controlling shareholder of a company which is the majority owner of Company stock has indemnified the Company from loss on this transaction.  Second, the Stock Purchase Agreement contains a provision that the balance due on the contract will be waived if Kyoei Reiki becomes bankrupt or is placed under receivership for bankruptcy, and on June 25, 2003 Kyoei Reiki was placed under receivership with Tokyo District Court.  For these reasons, the transaction has not been recorded on the books of the Company.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Environment Corporation

/s/Atsushi Maki

Atsushi Maki                                      March 30, 2004

Pr esident

And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Atsushi Maki                                       March 30, 2004

Atsushi Maki

Director

/s/Takashi Yamaguchi                          March 30, 2004

Takashi Yamaguchi

Director

#