Form 10QSB
period 2004-03-31
AMANASU ENVIRONMENT  CORP
filed 2004-05-17
CIK 1142801

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB

       [x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                                   SECURITIES
        EXCHANGE  ACT  OF  1934  for  the  period  ended  March 31, 2004

  [  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
   EXCHANGE  Act  of  1934  for  the  transition  period  from  ___  to  ___.
                       Commission  file  number:  0-49719

                        AMANASU  ENVIRONMENT  CORPORATION
              (Name  of  Small  Business  Issuer  in  its  charter)

                 Nevada                                  98-0347883
           (State  or  other  jurisdiction  of          (IRS  Employer
             incorporation)                          Identification  No.)

             701 Fifth Avenue, 42nd Floor, Seattle, WA 98109 (Address of principal executive offices)

                                  206-262-8188
                          (Issuer's  telephone  number)

         Securities  registered  under  Section  12  (b)  of  the  Act:

   Title  of  each  class                         Name  of  exchange  on
   Which to be  registered                        each  class  is  to  be
                                                  registered
            None                                        None
          Securities  registered  under  Section  12(g)  of  the  Act:
                                  Common  Stock
                               (Title  of  Class)

Check  whether  issuer  (1)  filed  all  reports  to  be  filed  by  Section  13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  (1)  Yes  :      No:  X  (2)  Yes:  X    No:

The  number  of  shares  issued  and  outstanding  of  issuer's  common  stock,
$.001  par  value,  as  of  May  13,  2004  was  43,000,816
Transitional  Small  Business  Issuer  Format  (Check  One):
Yes    No    X

                        AMANASU  ENVIRONMENT  CORPORATION
                       QUARTERLY  REPORT  ON  FORM  10QSB
                FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004
                               TABLE  OF  CONTENTS

                           PART1-FINANCIALINFORMATION
                           --------------------------

Item  1:     Financial  Statements                              Page  #

Balance  Sheets  as  of  March  31,  2004  (unaudited)
              and  December  31,  2003  (audited)                  4

Statement  of  Operations  for  the  three  months
              ended  March  31,  2004  and  2003  (unaudited)      5

Statement  of  Cash  Flows  for  the  three  months
              ended  March  31,  2004  and  2003  (unaudited)      6

Notes  to  Financial  Statements  (unaudited)                      7

Item  2:     Management  Discussion  &  Analysis  of Financial
                Condition  and  Results  of  Operations            8

Item  3:     Controls  and  Procedures                            14

                             PART 2-OTHER INFORMATION
                             ------------------------

Item  1:     Legal  Proceedings                                   15

Item  2:     Changes  in  Securities                              15

Item  3:     Defaults  upon  Senior  Securities                   15

Item  4:     Submission  of  Matters  to  Vote  of
              Security  holders                                   15

Item  5:     Other  Information                                   15

Item  6:     Exhibits  and  Reports  on  Form  8-K                15

Signatures                                                        15

ITEM  1.        FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                   March 31,     December 31,
                                                    2004           2003
                                                 ------------  --------------
                                                 (Unaudited)     (Audited)
ASSETS
------

Current Assets:
    Cash                                         $    77,040   $      92,055
    Miscellaneous receivables                          1,585           1,585
                                                 ------------  --------------
                    Total current assets              78,625          93,640

Fixed Assets:
    Automotive equipment                              25,859          25,859
        Less accumulated depreciation                 11,354          10,910
                                                 ------------  --------------
                     Net fixed assets                 14,505          14,949

Other Assets:
    Rent deposit                                       5,000           5,000
    Licensing agreement, net of accumulated
        amortization of $29,183 and $24,088          317,317         322,412
                                                 ------------  --------------

                     Total other assets              322,317         327,412
                                                 ------------  --------------
                     Total Assets                $   415,447   $     436,001
                                                 ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accrued expenses                             $     1,948   $           -
    Stockholder advance                                  100             100
                                                 ------------  --------------
                     Total current liabilities         2,048             100

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares of
     $.001 par value; issued and outstanding
     41,950,816                                       28,821          28,821
    Additional paid-in capital                       872,119         872,119

Deficit accumulated during the development stage    (487,541)       (465,039)
                                                 ------------  --------------
                     Total Stockholders' equity      413,399         435,901
                                                 ------------  --------------
Total Liabilities and Stockholders' Equity       $   415,447   $     436,001
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

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                                  February 22, 1999
                             Three Month Periods Ended March 31,  (Date of Inception)
                                2004                 2003         To March 31, 2004
                           ---------------------------------------  ----------------
Expenses                       $  22,580       $   25,365            $ 490,929
    Operating loss               (22,580)         (25,365)            (490,929)

Other Income - interest               78              126                3,388

Loss accumulated
during development stage       $ (22,502)      $  (25,239)           $(487,541)
                             =====================================  ================

Loss Per Share -
    Basic and Diluted          $  -            $     -

Weighted average
    number of shares
    outstanding                43,020,816      41,950,816


    These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                       February 22, 1999
                                                Three Month Periods    (Date of Inception)
                                                  Ended March 31       To March 31    2004
                                                 2004          2003
                                               ---------------------  ---------------------
CASH FLOWS FROM OPERATIONS:
Net Loss                                       $ (22,502)  $ (25,239)  $ (487,541)
Changes Not Requiring the Outlay of Cash:
    Depreciation and amortization                  5,539       5,369       40,537
    Services provided for common stock               -           -         70,000
    Changes in Assets and Liabilities:
        Increase in accrued expenses               1,948         -          1,948
        Increase in miscellaneous receivables        -           -         (1,585)
                                               ---------------------  ---------------------

             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES            (15,015)    (19,870)    (376,641)

CASH FLOWS FROM INVESTING   ACTIVITIES:
Acquisition of licensing agreement                   -            -      (155,000)
Purchase of automobile                               -            -       (25,859)
Rent deposit for warehouse lease                     -            -        (5,000)
                                               ---------------------  ---------------------

            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                 -            -      (185,859)
                                               ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock                                -            -       639,440
Advances received in anticipation of
    common stock sales                               -            -           100
                                               ---------------------  ---------------------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                  -            -      639,540
                                               ---------------------  ---------------------
Net change in cash                               (15,015)    (19,870)      77,040
Cash balance, beginning of period                 92,055      78,432            -

Cash balance, end of period                     $ 77,040    $ 58,562     $ 77,040
                                               =====================  =====================


     hese statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation ("the Company") as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Cautionary  Statement

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

See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2003 ("Form 10-KSB") filed on March 20, 2004 for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, and lack of commercial product, among other risks. Readers are urged to refer to the section entitled "Risk Factors" in the Company's Form 10-KSB for a broader discussion of such risks and uncertainties. In addition to the risks described therein, the Company has incurred a significant loss with respect to a transaction which the Company entered into during the second quarter of 2003 ("Company Overview - Capital Stock of Kyoei Reiki Industrial Corporation Ltd.").

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2003.

COMPANY  OVERVIEW

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


PRODUCTS

Amanasu Furnace
---------------
The Amanasu furnace is a waste disposal system that safely and efficiently disposes of toxic and hazardous wastes. The system has three general features; the proprietary combustion burner, the furnace compartment, and the gas processing compartment.

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

Fire Bird Boiler.
----------------

The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The boiler is comprised of a "combustion room" for combusting, a "water jacket" for protecting and cooling metals in the combustion room, and an "air layer" for insulating the heat radiation. The combustion chamber is circular, with a power forced ventilation device which accelerates a more efficient combustion, and hot steam in introduced at the burn point which increases the oxygen capacity creating the high burning temperatures in the combustion chamber. During the incineration process, temperature can reach as high as 1,000 degrees C. In other boiler or incineration technologies, reaching temperatures of 1,000 degrees C or more generally takes 4 hours to prevent any internal damage caused by a rapid rise in temperature. However, due to the heat protection attributes of the water jacket, the boiler can reach 1,000 degrees C in approximately two minutes without causing damage to any of the internal components of the boiler. The high temperatures enable the waste tire to be incinerated with minimal waste, odor, and gas dioxins. Prior technologies have required that waste tire be pulverized prior to incineration. This process is designed to accept whole waste tire s though a conveyor and sensor which manages the condition of the combustion operation calculating the number of tires delivered the timing of the dumping along with the condition of water supply temperature, quantities of hot water, and heater temperature. The unit has a combustion capacity of 100 kilograms per hour, and can generate 932,000 kcal per hour. The Company believes that the operating costs of the boiler are minimal due to the fact that the fuel source is the waste tires.

The weight of the 5 ton/day capacity boiler, which is similar to the inventor's operating unit, is 1,939 kg, and measures 3,850 mm in length and 1,650 mm in width. The Company will attempt to re-design the boiler to accept waste products such as non-toxic bulk waste, in addition to waste tires. The Company believes that this redesign, if successful, will increase demand of the product due to its increased use versatility. At this time, the Company does not have projected prices for a re-designed unit, although the Company will seek to achieve, through its re-design efforts, a retail price of $100,000 for each ton of capacity. The Company can not predict whether it will be successful in it redesign efforts and achieve its desired pricing.

Ring-tube Desalinization Equipment
----------------------------------

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

The Ring-Tube technology is used as a filter to purify seawater into drinking water and also treats sewage and wastewater, by removing pollutants and bacteria. The technology is different than both methodologies (distillation and RO) described above. The equipment filters bacteria and other impurities through its fine rings and comb type filter and reduces the presence of inhibiting scales on the equipment. The impurities are then destroyed by the high pressure and temperature in the ring-tube. The Company believes that its technology is more cost efficient to construct and operate than conventional RO equipment. Its fresh water recovery rate is 95% compared with less than 40% for a RO method. Moreover, water produced from the Company's technology retains a certain amount of salt and minerals and does not required a pH adjustment. RO filtration removes all minerals and salt, requiring minerals to be added to improve flavor, and an adjustment to reduce pH levels. The reject brine resulting from RO filtration is discharged in the ocean creating higher salt concentrations in such areas, however, the by-product from the Company's technology is sufficiently condensed allowing it to be sold as a salt product.

PLAN  OF  OPERATIONS.

The Company was organized February 22, 1999 and is a development stage company. Its operations to date have been limited to obtaining exclusive licensing rights for three technologies, conducting preliminary marketing efforts, and conducting product testing.

The Company's plan of operations for the next 12 months is to initiate, and if successful, complete the product refinement of the three of the acquired technologies. Product refinement includes product redesign, improvements, or enhancements, and testing of existing technologies. The product refinement costs of the three technologies are estimated to be $1,500,000. The Company will be required to raise funds in order fund the projected refinement costs. However, the Company may seek affiliations with engineering firms or other companies within each industry in order minimize such expenditures. The Company is presently in discussions with an engineering design firm and a furnace company both located in Japan. The parties are discussing potential arrangement s where the Company would acquire an equity interest in both companies. The terms of such arrangements have not been finalized at this time. If successful, the Company would seek to capitalize on the engineering expertise of companies, and sales, marketing, and warranty repair of the furnace company. The Company can not predict whether it will be successful in raising the necessary capital or whether it will be successful in its current negotiations or other negotiations with prospective companies. Until such time as it completes the product refinements of its technologies as discussed herein, the Company does not expect to generate any revenues from operations.

Other than the product refinement costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $150,000 for the next 12 months. This amount is comprised of the following estimated costs; $65,000 in annual salaries for office personnel and consultants, $50,000 for rent, $20,000 for professional fees and $12,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has no material commitments for capital at this time other than as described above.


RESULTS  OF  OPERATIONS

The Company did not generate any revenues for the quarter ended March 31, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 78 and $ 126 respectively.

Total expenses for the three month period ending March 31, 2004 was $ 22,580 compared to $ 25,365 for the same period of 2003. The decrease was due to reduction in professional fees.

In the event that the Company does not generate revenue in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's President, Atsushi Maki. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES


In the three months ended March 31, 2004 cash used in operating activities was $ 15,015 compared to $ 19,870 for the same period in 2003. This decrease was due to reduced expenses.

In the three months ended March 31, 2004, there were no cash used in investing or financing activities. There were also no cash used for investing activities or financing activities for the same period of 2003.

The Company will require a minimum of $150,000 to satisfy its cash requirements for the next twelve months. If the Company is not successful in raising the necessary funds, it may not be able to complete its plan of operations.

In May 2001, the Company received $200,000 resulting from the exercise of 20,000,000 stock purchase options by the Company's principal shareholder. During 2003, in connection with the acquisition of the Fire Bird boiler, the Company's President made a contribution of capital to the Company in the amount of $95,000. In addition during the 2003 period, the Company raised $100,000 from the sale of 20,000 shares of its common stock to one investor. The Company intends to raise additional funds in the approximate amount of $2,000,000 to $3,000,000 in near future through the private placement of its common stock. The proceeds from such private placement will be used to fund the refinement of the three technologies as described above, and to funds it annual overhead. The Company cannot predict whether it will be successful in raising any capital, which capital is essential to its plan of operations.


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

Item 3. Effectiveness of the registrant's disclosure controls and procedures

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether: (i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB. There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
None

Item  2.  Changes  in  Securities.
None

Item  3.  Defaults  upon  Senior  Securities.
None

Item  4.  Submission  of  Matters  to  a  Vote  of  Securityholders.
None

Item  5.  Other  Information.
None

Item  6.  Exhibits.
(a).  Furnish  the  Exhibits  required  by  Item  601  of  Regulation  S-B.

Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)  Reports  on  Form  8-K.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMANASU  ENVIRONMENT  CORPORATION

Date:  May 17, 2004

                         /s/ Atsushi Maki
                         Atsushi  Maki
                         President  and  Principle  Accounting  Officer