Form 10QSB/A
period 2004-03-31
AMANASU ENVIRONMENT  CORP
filed 2004-05-17
CIK 1142801

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

                        AMANASU  ENVIRONMENT  CORPORATION
                       QUARTERLY  REPORT  ON  FORM  10QSB/A
                FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004
                               TABLE  OF  CONTENTS

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

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)




                                                                  February 22, 1999
                             Three Month Periods Ended March 31,  (Date of Inception)
                                2004                 2003         To March 31, 2004
                           ---------------------------------------  ----------------
Expenses                       $  22,580       $   25,365            $ 490,929
    Operating loss               (22,580)         (25,365)            (490,929)

Other Income - interest               78              126                3,388

Loss accumulated
during development stage       $ (22,502)      $  (25,239)           $(487,541)
                             =====================================  ================

Loss Per Share -
    Basic and Diluted          $  -            $     -

Weighted average
    number of shares
    outstanding             41,950,816      41,950,816


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