Form 10QSB
period 2004-06-30
AMANASU ENVIRONMENT  CORP
filed 2004-08-20
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For  the  period  ended  June  30,  2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
                         For the transition period from ___ to ___. Commission file number: 0-49719

                        AMANASU  ENVIRONMENT  CORPORATION
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                   98-0347883
-------------------------------------------------------------------------
(State  or  other  jurisdiction  of  organization)   (IRS  Employer
                                                      Identification  No.)

             701  Fifth  Avenue,  42nd  Floor,  Seattle,  WA  98109
             ------------------------------------------------------
                  (Address  of  principal  executive  offices)

                                  206-262-8188
                                  ------------
                          (Issuer's  telephone  number)

    (Former name, former address and former fiscal year, if changed since last report)

Check  whether  issuer  (1)  filed  all  reports  to  be  filed  by  Section  13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [  ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,000,816 as of August 10, 2004.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]


********************************************************************************
During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 capital contribution should be considered a liability until such shares have been issued. This transactions was previously recorded as a capital transaction in error. The Company will rectify this discrepancy prior to the end of the next quarter ended September 30, 2004. Please refer to Note 2 of the notes to financial statements and Item 2. Changes in Securities- Recent Sales of Unregistered Securities.
********************************************************************************

                         AMANASU ENVIRONMENT CORPORATION
                       QUARTERLY  REPORT  ON  FORM  10QSB
                  FOR  THE  SIX  MONTHS  ENDED  JUNE 30,  2004
                               TABLE  OF  CONTENTS

                           PART 1-FINANCIAL INFORMATION
                           --------------------------

Item  1:     Financial  Statements                                  Page  #

Balance  Sheets  as  of  June  30,  2004  (unaudited)
  and  December  31,  2003  (audited)                                    4

Statement  of  Operations  for  the  six  months
  ended  June  30,  2004,  2004  and  2003  (unaudited)                  5

Statement  of  Operations  for  the  three  months
  ended  June  30,  2004,  2004  and  2003  (unaudited)                  6

Statement  of  Cash  Flows  for  the  six  months
  ended  June  30,  2004  and  2003  (unaudited)                         7

Notes  to  Financial  Statements  (unaudited)                            8

Item  2:     Management  Discussion  &  Analysis  of
             Financial  Condition  and  Results  of  Operations          9

Item  3:     Controls  and  Procedures                                  16

                             PART 2-OTHER INFORMATION
                             ----------------------

Item  1:     Legal  Proceedings                                         16
Item  2:     Changes  in  Securities                                    16
Item  3:     Defaults  upon  Senior  Securities                         17
Item  4:     Submission  of  Matters  to  Vote  of  Security  holders   17
Item  5:     Other  Information                                         17
Item  6:     Exhibits  and  Reports  on  Form  8-K                      17

Signatures                                                              17

ITEM  1.        FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.




                                    AMANASU ENVIRONMENT CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                                    (UNAUDITED)
                                                                       June 30,    December 31,
                                                                          2004           2003
                                                                       (Unaudited)     (Audited)
ASSETS
------
Current Assets:
    Cash                                                              $  45,293   $      92,055
    Miscellaneous receivables                                             1,985           1,585
                                                                      --------------------------
                       Total current assets                              47,278          93,640

Fixed Assets:
    Automotive equipment                                                 25,859          25,859
        Less accumulated depreciation                                    11,784          10,910
                                                                      --------------------------
                       Net fixed assets                                  14,075          14,949

Other Assets:
    Rent deposit                                                          5,000           5,000
    Licensing agreement, net of accumulated
        amortization of $29,183 and $24,088                             312,221         322,412
                                                                      --------------------------
                       Total other assets                               317,221         327,412
                                                                      --------------------------
Total Assets                                                          $ 378,574   $     436,001
                                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accrued expenses                                                  $     432   $           -
    Stockholder advance                                                     100             100
    Deposits for Common Stock                                            99,900          99,900
                                                                      --------------------------
                      Total current liabilities                         100,432         100,000

Stockholders' Equity:

 Common stock:  authorized 100,000,000 shares of
 $.001 par value; issued and outstanding 43,000,816                      28,801          28,801
    Additional paid-in capital                                          772,239         772,239
Deficit accumulated during the development stage                       (522,898)       (465,039)
                                                                      --------------------------
Total Stockholders' equity                                              278,142         336,001
                                                                      --------------------------
Total Liabilities and Stockholders' Equity                            $ 378,574   $     436,001
                                                                      ==========================
These statements should be read in conjunction with the year-end financial statements.




                                      AMANASU ENVIRONMENT CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS AND DEFICIT
                                      ACCUMULATED DURING DEVELOPMENT STAGE
                                     (UNAUDITED)


                                                                            February 22, 1999
                                                  Six Month Periods       (Date of Inception)
                                                   Ended June 30,            To June 30, 2004
                                              2004                  2003

Expenses                                     $58,065              $60,179          $526,414
                                       ------------------------------------------------------
    Operating loss                           (58,065)             (60,179)         (526,414)
Other Income -
Interest                                       206                   200              3,516
                                       ------------------------------------------------------
Loss accumulated
during development
stage                                       ($57,859)           ($59,979)         ($522,898)
                                        ====================================================
Loss Per Share -
    Basic and Diluted                        $  -                $ -

Weighted average number of shares         43,000,816           41,993,091
 outstanding                           ==================================

These statements should be read in conjunction with the year-end financial statements.


                                      AMANASU ENVIRONMENT CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS AND DEFICIT
                                      ACCUMULATED DURING DEVELOPMENT STAGE
                                     (UNAUDITED)


                                                                            February 22, 1999
                                               Quarter Month Periods       (Date of Inception)
                                                   Ended June 30,            To June 30, 2004
                                              2004                  2003

Expenses                                     $35,407              $34,814          $526,414
                                       ------------------------------------------------------
    Operating loss                           (35,407)             (34,814)         (526,414)
Other Income -
Interest                                        50                    74              3,516
                                       ------------------------------------------------------
Loss accumulated
during development
stage                                       ($35,357)           ($34,740)         ($522,898)
                                        ====================================================
Loss Per Share -
    Basic and Diluted                        $  -                $ -

Weighted average number of shares         43,000,816           42,034,918
 outstanding                           ==================================

These statements should be read in conjunction with the year-end financial statements.




                                      AMANASU ENVIRONMENT CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                                 Six Month Periods      February 22, 1999
                                                                  Ended June 30,      (Date of Inception)
                                                            2004                2003      To June 30 2004
                                                ---------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net Loss                                                  (57,859)             (59,979)         (522,898)
Changes Not Requiring the Outlay of Cash:
    Depreciation and amortization                          11,065               10,740            46,063
    Services provided for common stock                          -                    -            70,000
    Changes in Assets and Liabilities:
        Increase in accrued expenses                          432                    -               432
        Increase in miscellaneous receivables                (400)                   -            (1,985)
                                                ---------------------------------------------------------
             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES                     (46,762)             (49,239)         (408,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of licensing agreement                              -                    -          (155,000)
Purchase of automobile                                          -                    -           (25,859)
Rent deposit for warehouse lease                                -                    -            (5,000)
                                                ---------------------------------------------------------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                            -                    -          (185,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock                                           -                    -           539,540
Advances received in anticipation of
    common stock sales                                          -               99,900           100,000
                                                ---------------------------------------------------------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                            -               99,900           639,540

Net change in cash                                        (46,762)              50,661            45,293
Cash balance, beginning of period                          92,055               78,432                 -
                                                ---------------------------------------------------------
Cash balance, end of period                                45,293              129,093            45,294
                                                =========================================================

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)




1.     BASIS  OF  PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation ("the Company") as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

2.     DEPOSITS FOR COMMON STOCK

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. The Company will rectify this discrepancy prior to the end of the next quarter ended September 30, 2004.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  OR  PLAN  OF  OPERATION
                              Cautionary Statement

SAFE  HARBOR

This  Form  10QSB  contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

COMPANY  OVERVIEW

Amanasu Environment Corporation, formerly known as Amanasu Energy Corporation (the "Company"), is a development stage company. It has acquired the exclusive, worldwide licensee rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies and testing the technologies for commercial sale. For each such technology, the Company has acquired proto-type or demonstrational units from the respective licensor of the technology. The Company also has conducted preliminary testing on these units to determine the commercial viability of the underlying technology. As a result of such testing, the Company believes that its technologies are commercially viable. It is the present intention of the Company not to engage in the actual production and sale of its products. Rather, it is seeking joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as warranty and post-warranty service and repair. The Company can not predict whether it will be successful in establishing affiliations with any such company, or whether it will be able to successfully produce and market its products. To date the Company has entered into negotiations with various companies however terms have not been finalized.

PRODUCTS

Amanasu Furnace
--------------

The Amanasu furnace is a waste disposal system that safely and efficiently disposes of toxic and hazardous wastes. The system has three general features; the proprietary combustion burner, the furnace compartment, and the gas processing compartment.

The proprietary aspect of the Amanasu furnace is the unique combustion system that generates abnormally high temperatures in excess of 2,000 degrees Celsius within the furnace compartment. A proprietary formula of low cost metals, such as powered aluminum and iron, is combined with an air pressurized, hydrocarbon flame creating a superheated hydrogen combustion flame. A spray nozzle or burner injects the flame into the furnace compartment where the flame is irradiated with microwaves to create an ionized flame reaching a heat conversion temperature of 18,000 C but an actual measured temperature of 1,800-2,300 C inside the furnace compartment. By contrast, an ordinary burner, neutral flame reaches temperatures between 800 to 1,600 C. In order to raise the temperature to the 1,800 to 2,300 degrees C range, large amounts of energy is required, typically, electricity. The cost of this energy source is expensive and generally would be cost prohibitive to the operation of a furnace. The Company's proprietary system reaches these temperatures using approximately 20 gallons of kerosene or light oil per hour for each one ton of daily capacity. For example, a five ton daily capacity unit requires five times as much hydrocarbon use or 100 gallons, per hour. The furnace reaches maximum temperatures within four to five hours after flame ignition. The resultant effect is a low cost methodology of generating extremely high temperatures within a confined furnace compartment.

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

Fire Bird Boiler.
-----------------

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

PLAN  OF  OPERATION

The Company's plan of operations for the next 12 months is to initiate, and if successful, complete the product refinement of the three of the acquired technologies through joint venture or other affiliations with companies competitive in each respective product market in order to minimize expenditures. Product refinement includes product redesign, improvements, or enhancements, and testing of existing technologies. The product refinement costs of the three technologies are estimated to be $1,500,000. The Company will be required to raise funds in order fund the projected refinement costs. The Company is presently in discussions with an engineering design firm and a furnace company both located in Japan. The parties are discussing potential arrangements where the Company would acquire an equity interest in both companies. The terms of such arrangements have not been finalized at this time. If successful, the Company would seek to capitalize on the engineering expertise of companies, and sales, marketing, and warranty repair of the furnace company. The Company cannot predict whether it will be successful in raising the necessary capital or whether it will be successful in its current negotiations or other negotiations with prospective companies. Until such time as it completes the product refinements of its technologies as discussed herein, the Company does not expect to generate any revenues from operations.

Given sufficient funds are raised, the Company plans on refining the Amanasu Furnace first as sales of similar furnaces in Japan have increased over the past year. The Company will compete in the market by lowering its manufacturing costs and thus selling price by locating alternate suppliers that are less costly than currently identified suppliers and attempting to re-design certain components of the furnace so as to reduce the manufacturing cost per component. To date the Company has entered into negotiations with various suppliers and affiliations with companies competitive in each respective product market however terms have not been finalized at this time. The Company will market the Amanasu furnace with a two ton capacity which would be expected to retail for approximately $400,000. The Company can not predict whether it will be successful in it redesign efforts and achieve its desired pricing.

The Company's cash requirements for the next 12 months other than product refinement costs are estimated to be $145,000. This amount is comprised of the following estimate expenditures:

- $ 43,000 for administrative salaries including salaries paid to current and projected staff and consultants,

- $ 81,000 for office expenses including meals and entertainment, travel, and rental of office in Seattle,

-     $  21,000  for  audit  and  other  professional  fees,

The Company is seeking to raise a minimum of $500,000 in the next 12 months through shareholder advances from Mr. Atsushi Maki, a principle shareholder and Director, to support its working capital needs as described above. The Company also plans on raising a further $200,000 through the public or private offering of its debt or equity securities.

In addition to the above described capital requirements, the Company will be required to raise additional funds in order for it to commence full scale production. The amount of such funds is estimated to be $1,500,000. The Company cannot predict whether it will be successful in raising any capital efforts. If the Company is unsuccessful in raising at least $500,000, it may not be able to complete its plan of operations as discussed above.

The Company has no material commitments for capital at this time other than as described above.

The Company does not expect to acquire new or sell its existing technologies within the next 12 months.

The Company expects to hire additional employees in its office in Japan to fill positions relating to sales and marketing of its products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the quarter ended June, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 206 and $200 respectively.

Total expenses for the six month period ending June 30, 2004 was $ 58,065 compared to $ 60,179 for the same period of 2003. The decrease was due to reduced professional fees.

Total expenses for the 3 month period ending June 30, 2004 was $ 35,407 compared to $34,814 for the same period in 2003. The increase was due to an increase in salaries.

In the event that the Company does not generate revenues in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's Director, Atsushi Maki in the amount of $500,000 without interest or stated terms of repayment. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2004, working capital was negative $ 53,154. The negative working capital is mostly attributed to deposits received for common stock in the amount of $99,900. This transaction occurred in June 2003 where shares were allotted to Reraise Corporation but were not issued when consideration of $99,900 was received. The Company expects to issue these shares before the quarter ended September 2004. Once the shares are issued, the Company will treat this transaction as a capital contribution. Please refer to Note 2 of the financial statements and Item 2. Changes in Securities-Recent Sales of Unregistered Securities.

The Company incurred an accumulated deficit of $ 522,898. Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon obtaining the necessary $500,000 needed to fund working capital needs and the further $1,500,000 needed to commence full scale production.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  has  no  off-balance  sheet  arrangements.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

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

CHANGES  IN  INTERNAL  CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
None

Item  2.  Changes  in  Securities-Recent Sales of Unregistered Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.

The Company issued the following shares which were exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

June 2003-20,000 shares were allotted for subsequent issuance to Reraise Corporation, private Japanese company for consideration of $99,900. To date these shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 capital contribution is considered a liability. This transaction was previously recorded as a capital transaction in error. The Company anticipates on resolving this matter before the end of the next quarter ended September 30, 2004.

Item  3.  Defaults  upon  Senior  Securities.
None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security holders.
None

Item  5.  Other  Information.
None

Item  6.  Exhibits.
(a).  Furnish  the  Exhibits  required  by  Item  601  of  Regulation  S-B.
Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)  Reports  on  Form  8-K.

On June 1, 2003, the Company filed Form 8-K items 6 and 7 reporting Takashi Yamaguchi's resignation as one of the Company's directors. Mr. Yamaguchi's resignation was owing to personal reasons and is not as a result from any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMANASU  ENVIRONMENT  CORPORATION

Date:  August 20, 2004
/s/ Atsushi Maki
____________________________
Atsushi  Maki
Chief  Executive  Officer
Chief  Financial  Officer
Chief  Accounting  Officer