Form 10QSB
period 2004-09-30
AMANASU ENVIRONMENT  CORP
filed 2004-11-15
CIK 1142801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.  C.  20549

                                  FORM  10-QSB

[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934
                         For  the  period  ended  September  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
       EXCHANGE  Act  of  1934
                         For the transition period from ___ to ___. Commission file number: 000-32905

                        AMANASU  ENVIRONMENT  CORPORATION
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                            98-0347883
------
(State  or  other  jurisdiction  of  organization)        (IRS  Employer
                                                           Identification  No.)

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

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,000,816 as of November 10, 2004. Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         AMANASU ENVIRONMENT CORPORATION
                       QUARTERLY  REPORT  ON  FORM  10QSB
               FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER 30,  2004
                               TABLE  OF  CONTENTS

                           PART1-FINANCIAL INFORMATION
                           --------------------------

Item  1:     Page  #
             -------

Financial  Statements:

Balance  Sheets  as  of  September  30,  2004  (unaudited)
  and  December  31,  2003  (audited)                                   4

Statement  of  Operations  for  the  Nine  months
  ended  September  30,  2004  and  2003  (unaudited)                 5

Statement  of  Operations  for  the  three  months
  ended  September  30,  2004  and  2003  (unaudited)                 6

Statement  of  Cash  Flows  for  the  Nine  months
  ended  September  30,  2004  and  2003  (unaudited)                 7

Notes  to  Financial  Statements  (unaudited)                         8

Item  2:     Management  Discussion  &  Analysis  of
      Financial  Condition  and  Results  of  Operations              9

Item  3:     Controls  and  Procedures                                 13

                             PART2-OTHER INFORMATION
                             ----------------------

Item  1:     Legal  Proceedings                                         14
Item  2:     Changes  in  Securities                                   14
Item  3:     Defaults  upon  Senior  Securities                       14
Item  4:     Submission  of  Matters  to  Vote  of
                 Security  holders                                       14
Item  5:     Other  Information                                        14
Item  6:     Exhibits  and  Reports  on  Form  8-K                   14

Signatures                                                                15

ITEM  1.        FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the Nine months ended September 30, 2004 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the Nine months ended September, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                                                   AMANASU ENVIRONMENT CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                             BALANCE SHEETS
                                                                (UNAUDITED)
                                                       September 30,    December 31,
                                                           2004             2003
                                                      (Unaudited)       (Audited)
                                                 ----------------------------------
ASSETS
------

Current Assets:
    Cash                                       $       22,902   $      92,055
    Miscellaneous receivables                        1,985           1,585
                                                    ----------  --------------
           Total current assets                      24,887          93,640
Fixed Assets:
    Automotive equipment                             25,859          25,859
        Less accumulated depreciation              12,201          10,910
                                                    ----------  --------------
           Net fixed assets                           13,658          14,949

Other Assets:
    Rent deposit                                        5,000           5,000
    Licensing agreement, net of accumulated
        amortization of $39,375 and $24,088      307,125         322,412
                                                    ----------  --------------
          Total other assets                         312,125         327,412
                                                    ----------  --------------
          Total Assets                         $      350,670   $     436,001
                                                    =========== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accrued expenses                          $        1,587    $         -
    Stockholder advance                                  100            100
    Deposits for Common Stock                       99,900               -
                                             ---------------  --------------
          Total current liabilities                101,587            100

Stockholders' Equity:
    Common stock:  authorized 100,000,000 shares of
        $.001 par value; issued and outstanding
           43,000,816                                  28,801           28,821
    Additional paid-in capital                     772,239         872,119
Deficit accumulated during
        the development stage                 (551,957)       (465,039)
                                                    ----------  --------------
          Total Stockholders' equity               249,083         435,901
                                                    ----------  --------------
Total Liabilities and Stockholders' Equity  $   350,670   $     436,001
                                                    ===========  =============

These statements should be read in conjunction with the year-end financial statements.

                        AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                  Nine Month Period      December 1, 1997
                                  Ended September 30,   (Date of Inception)
                                   2004        2003       To September 30, 2004
                                   --------------------------------------------



Expenses                      $    87,148   $    79,802   $ 555,497
                                ------------  ------------  ----------
    Operating loss               (87,148)      (79,802)   (555,497)
Other Income - interest            230           286       3,540

Loss accumulated
  during development stage $  (86,918)  $   (79,516)  $(551,957)
                                ------------  ------------  ----------

Loss Per Share -
    Basic and Diluted       $         -   $         -
                                ============  ============

Weighted average
    number of shares           43,000,816    42,335,816
    outstanding

These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (UNAUDITED)

                                             Quarter          December 1, 1997
                                    Ended September 30,   (Date of Inception)
                                   2004        2003       To September 30, 2004
                                --------------------------------------------



Expenses                      $ 29,082      $ 19,623   $  555,497
    Operating loss           ($29,082)     ($19,623)   ($555,497)
Other Income - interest          24            86        3,540

Loss accumulated
  during development stage $   (29,058)  $   (19,537)  $ (551,957)
                               ------------  ------------  -----------
Loss Per Share -
    Basic and Diluted       $         -     $         -
                               ============  ============

Weighted average
    number of shares         43,000,816    43,335,816
    outstanding

These statements should be read in conjunction with the year-end financial statements.

                        AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                December 1, 1997
                                Nine Month Periods Ended   (Date of Inception)
                                       September 30,           To September 30,
                                                   2004     2003           2004

                              ----------------------------------------------



CASH FLOWS FROM OPERATIONS:
Net Loss                                          (86,918)   (79,516)   (551,957)
Changes Not Requiring The Outlay Of Cash:
Depreciation and amortization                    16,578     16,572      51,576
Services provided for common stock                     -          -      70,000
Changes in Assets and Liabilities:
Increase in miscellaneous receivables            (400)           -      (1,985)
Increase in accrued expenses                       1,587          -       1,587
                                                    ---------  ---------  ----------
             NET CASH CONSUMED BY
                 OPERATING ACTIVITIES             (69,153)   (62,944)   (430,779)
                                                    ---------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of licensing agreement                     -          -    (155,000)
Purchase of automobile                                   -          -     (25,859)
Rent deposit for warehouse lease                       -      3,028      (5,000)
                                                    ---------  ---------  ----------
            NET CASH CONSUMED BY
                INVESTING ACTIVITIES                      -      3,028    (185,859)
                                                    ---------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock                                    -    100,000     539,540
Advances received in anticipation of
    common stock sales                                    -          -     100,000
                                                    ---------  ---------  ----------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                     -    100,000     639,540
                                                    ---------  ---------  ----------

Net change in cash                                (69,153)    40,084      22,902
Cash balance, beginning of period               92,055     78,432           -
                                                    ---------  ---------  ----------

Cash balance, end of period                    $ 22,902   $118,516   $  22,902
                                                    ---------  ---------  ----------

These statements should be read in conjunction with the year-end financial statements.

                         AMANASU ENVIRONMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004



1.     BASIS  OF  PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation (the "Company") as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, respectively, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003.

2.     DEPOSITS  FOR  COMMON  STOCK

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. The Company will rectify this discrepancy prior to the December 31, 2004 year end.

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

Fire Bird Boiler.
---------------

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

Ring-tube Desalinization Equipment
--------------------------------

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

The Company's cash requirements for the next 12 months other than product refinement costs are estimated to be $150,000. This amount is comprised of the following estimate expenditures:

-     $  43,000  for  administrative salaries including salaries paid to current
and     projected  staff  and  consultants,

-     $  85,000  for  office expenses including meals and entertainment, travel,
and  rental     of  office  in  Seattle,

-     $  22,000  for  audit  and  other  professional  fees,

The Company is seeking to raise a minimum of $150,000 in the next 12 months through shareholder advances from Mr. Atsushi Maki, a principle shareholder and Director, to support its working capital needs as described above. The Company also plans on raising a further $50,000 through the public or private offering of its debt or equity securities.

In addition to the above described capital requirements, the Company will be required to raise additional funds in order for it to commence full scale production. The amount of such funds is estimated to be $1,500,000. The Company cannot predict whether it will be successful in raising any capital efforts. If the Company is unsuccessful in raising at least $150,000, it may not be able to complete its plan of operations as discussed above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the nine months ended September 30, 2004 or for the same period in 2003 except for interest earned in bank deposits in the amount of $ 230 and $286 respectively.

Total expenses for the nine month period ending September 30, 2004 was $ 87,148 compared to $ 79,802 for the same period of 2003. The increase was due to increase in rent and salaries.

Total expenses for the 3 month period ending September 30, 2004 was $ 29,058 compared to $19,537 for the same period in 2003. The increase was due to an increase in rent and salaries.

In the event that the Company does not generate revenues in the next 12 months, the Company plans to obtain additional private placements and loans from the Company's Director, Atsushi Maki in the amount of $150,000 without interest or stated terms of repayment. The Company does anticipate business opportunities, however those opportunities remain uncertain to date.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2004, working capital was negative $76,700 and the deficit accumulated was $ 551,957. Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon obtaining the necessary $150,000 needed to fund working capital needs and the further $1,500,000 needed to commence full scale production.

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

                      AMANASU  ENVIRONMENT  CORPORATION

Date:  November 15, 2004

/s/ Atsushi Maki
_______________________________
Atsushi  Maki
Chief  Executive  Officer
Chief  Financial  Officer
Chief  Accounting  Officer