Form 10KSB
period 2004-12-31
AMANASU ENVIRONMENT  CORP
filed 2005-04-14
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2004

COMMISSION FILE NO. 0-32905

AMANASU ENVIRONMENT CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0347883
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

701 FIFTH AVENUE, 42nd FLOOR, SEATTLE, WA 98104

 (Address of principal executive offices)

206-262-8188

 (Issuer's telephone number)

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
  ☒ Yes  ☐ No
  ☒ Yes  ☐ No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2005, computed by reference to the price at which the stock was sold on that date: $22,391,369.

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2005 was 44,000,816 common shares.

PART I

Item 1. Description Of Business

General

Amanasu Environment Corporation ("Company") was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, the Company’s name was changed to Amanasu Energy Corporation, and on November 13, 2002, its name was changed to Amanasu Environment Corporation.

The Company is a development stage company and significant risks exist with respect to its business (see “Cautionary Statements” below). It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

On June 8, 2000, the Company obtained the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The rights were obtained pursuant to a license agreement with Masaichi Kikuchi, the inventor of the technology, for a period of 30 years. The Company issued 1,000,000 share of common stock to the inventor and 200,000 shares of common stock to a director of the inventor. Under the licensing agreement; the Company is required to pay the licensor a royalty of two percent of the gross receipts from the sale of products using the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

Effective September 30, 2002, the Company obtained the exclusive, worldwide license to a hot water boiler technology that incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. The rights were obtained pursuant to a license agreement with Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation, both Japanese companies, for a period of 30 years. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company’s President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The $95,000 paid by the Company’s President is a contribution of capital to the Company. The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented technology that purifies seawater, and removes hazardous pollutants from wastewater. The rights were obtained pursuant to a license agreement with Etsuro Sakagami, the inventor, for a period of 30 years. As consideration for obtaining the license, the Company issued 1,000,000 shares to the inventor, and 50,000 shares to a finder. The licensor is entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

The Company’s principal offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, and its telephone number is (206) 262-8188. The Company also maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan.

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

Mr. Masaichi Kikuchi, the inventor of the technology, constructed the first and only Amanasu furnace in 1996. The unit is located on the island of Hokkaido, Japan. The unit operated from 1996 to October 2002 when it was shut down for noise pollution to a nearby neighborhood. Although the Hokkaido unit was shut down due to noise pollution, the Company believes that the operating noise of the furnace is normal for this type of equipment.

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

The Company believed that the prior pricing structure for its furnaces was not competitive, and it was seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company was attempting to locate alternate suppliers that were less costly than currently identified suppliers. It also would attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component. However, even though the Company has made a great effort to meet its goal, the Company has been confronted with several difficulties and has started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company is aware of an option of business cooperation with a company in the same industry and has more advanced technologies of furnace with less-cost production. The Company has noticed a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history in Japan, and its furnace is produced comparatively in less-cost. The pricing of the product is $100,000/t and eventually reducing the price to 20% less is ideal. The Company may have consideration of cooperation with them investing the capital. The Company can not predict whether it will be successful in the alternation of structure and achieve its desired pricing.

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

Manufacturing And Suppliers.

The proprietary combustion system of the Amanasu furnace will be manufactured by Kogure Works Co.,Ltd. in Takashaki-city, Gunma, Japan with a term of business cooperation.

Current Status.

As discussed above, the Company expects to alter the function of the Amanasu Furnace in order to specify its market place. However there has not been a strong demand for their product and technologies due to a cost matter of manufacturing a unit. The Company is not planning to invest its technologies at this moment unless there is a strong demand for their products regardless of its cost. The Company will rather consider commencing cooperation with Kogure Seiki investing $300,000 - $1 million by the end of 2005.

Fire Bird Boiler.

Overview and History.

The technology knows as the Fire Bird Boiler is a dual purpose process which incinerates waste tires and creates a source of heat generation. During 1998, the inventor of the technology constructed two proto-types of the boiler. The licensor currently operates one of the units in Ishinomaki, Japan. The operating boiler has a 5 ton/day capacity, although its capacity is not fully utilized, and the heat by-product is used by a greenhouse to maintain a steady temperature 25 degrees C. The Company will be focusing on promoting the technology and opening the market to green house sector for the particular use.

Description of the Fire Bird Boiler.

The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The boiler is comprised of a “combustion room” for combusting, a “water jacket” for protecting and cooling metals in the combustion room, and an “air layer” for insulating the heat radiation. The combustion chamber is circular, with a power forced ventilation device which accelerates a more efficient combustion, and hot steam in introduced at the burn point which increases the oxygen capacity creating the high burning temperatures in the combustion chamber. During the incineration process, temperature can reach as high as 1,000 degrees C. In other boiler or incineration technologies, reaching temperatures of 1,000 degrees C or more generally takes 4 hours to prevent any internal damage caused by a rapid rise in temperature. However, due to the heat protection attributes of the water jacket, the boiler can reach 1,000 degrees C in approximately two minutes without causing damage to any of the internal components of the boiler. The high temperatures enable the waste tire to be incinerated with minimal waste, odor, and gas dioxins. Prior technologies have required that waste tire be pulverized prior to incineration. This process is designed to accept whole waste tires though a conveyor and sensor which manages the condition of the combustion operation calculating the number of tires delivered, the timing of the dumping along with the condition of water supply temperature, quantities of hot water, and heater temperature. The unit has a combustion capacity of 100 kilograms per hour, and can generate 932,000 kcal per hour. The Company believes that the operating costs of the boiler are minimal due to the fact that the fuel source is the waste tires.

The weight of the 5 ton/day capacity boiler, which is similar to the inventor’s operating unit, is 1,939 kg, and measures 3,850 mm in length and 1,650 mm in width. The Company will attempt to re-design the boiler to accept waste products such as non-toxic bulk waste, in addition to waste tires. The Company believes that this redesign, if successful, will increase demand of the product due to its increased use versatility. At this time, the Company does not have projected prices for a re-designed unit, although the Company will seek to achieve, through its re-design efforts, a retail price of $100,000 for each ton of capacity. The Company can not predict whether it will be successful in it redesign efforts and achieve its desired pricing. The projected sale price $500,000 for a five ton/day capacity unit.

Manufacturing And Suppliers.

The Company has had discussions with Kogure Works Co., Ltd., a manufacturing company located in Takasaki, Japan, and believes this company can manufacture the Fire Bird Boiler, however, a formal agreement has not been entered into by the parties. For the case of entering a contract with Kogure for cooperation, the Company will seek to utilize Kogure’s manufacturing facility and equipment for the production, and the Company will have no relationship with its former manufacturing company, Ishimaki Seiki in Ishimaki-city, Japan. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time.

Current Status.

The Company believes that the Fire Bird Boiler is an effective technology for the dual purpose of incinerating waste tires and generating heat. However, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company has been confronted with severe marketing difficulties for Fire Bird at present, and will seek to refine the boiler to accept other forms of waste including hazardous waste. The Company projects that necessary refine time will be enormous to estimate, therefore the Company will see how things go thoroughly and determine the appropriate time to finance for the refinement.

Ring-Tube Desalination

Overview and History.

A prototype of the desalination plant was built by the inventor in 2001. The plant is located in Oita, Japan. The operating rate of the plant is 1.4 tons of water per day or 1 liter of water per minute. The prototype plant has been operated at the same rate as a sample at the same location. It has not been commercially produced yet. The Company believes that this existing capacity is insufficient and high-cost for its targeted markets, and the Company is planning to rely on a subcontractor of the water purification system manufacturer for the production, selecting out particular and efficient parts of its technology and create more advanced and improved system.

Description of the Ring-Tube Desalination.

Large scale desalination is conducted mainly by distillation or reverse osmosis methodologies. In the past, distillation has been used for large scale desalination, while reverse osmosis had been used for medium size and small desalination. However, recent developments in reverse osmosis have increased output and are now used for large scale desalination. In both methods, the technologies condense the seawater to make fresh water. However, in their processes, calcium carbonate and magnesium hydroxide is created in the form of scales which adheres to the equipment and pipes. The amount of scales increase with temperature. The condition is more common with distillation process than a reverse osmosis (RO) process. Scale inhibitors or other cleaning methods are introduced to the process to control or lessen the amount of scales on the equipment and pipes, however oftentimes, they are not completely effective, and are generally costly to use. RO is performed in a single step or two step methods. The single step method requires more pressure to separate the fresh water from the impurities, while the two step method use less pressure but more energy to separate the fresh water. As a result of these pressures, special sealing technologies and materials for piping and pumps are required to withstand these pressures, which are generally expensive.

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

Manufacturing And Suppliers.

The Company believes that the Ring-Tube Desalination equipment can be manufactured by Shinwa Yosetsu, a subcontract manufacture, in Akagi-city, Gunma, Japan. However, the Company does not have a formal arrangement with the manufacturer to produce the equipment.

Current Status.

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is a hand-made manufacturing and it leads high cost production. Also there are many similar production companies which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has encountered an idea which the Company joint and cooperate with a subcontract manufacturing company which can manage Sakagami’s technology under the instruction, that may result in less-cost production. The Company may invest approximately $100,000-300,000 to a potential company for the joint venture project to progress complete manufacturing and sales plan. This technology has not been commercially produced yet. The Company will be required to raise additional funds.

MARKETING OF TECHNOLOGIES.

The Company does not expect to commence the marketing and sale of its technologies until such time as it has completed entering a contract with a subcontract manufacturing company and discussion on the business plan. If successful in these endeavors, the Company intends to rely on some major enterprises in Japan for in targeted markets for each of its technologies. The Company can not predict whether it will be successful in its market and sell commercial products.

COMPETITION.

Generally, the industries in which the Company expects to compete in, namely waste disposal and desalination, are highly competitive. These industries are populated by many national or international companies, with significantly greater resources than that of the Company. In the waste industry, many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. Desalination equipment, which has been used extensively in the Middle East and elsewhere, represents significant competition to the Company’s technology.

PROPRIETARY RIGHTS.

The Company obtained the exclusive world-wide rights to the Amanasu Furnace for a period of 30 years commencing June 8, 2000 pursuant to the licensing agreement with Mr. Kikuchi, the inventor. In 1996, Mr. Kikuchi, the inventor and, received a patent in Japan for the combustion technology, which expires in 2016. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country.

The Company obtained the exclusive world-wide rights to the Fire-Bird Boiler for a period of 30 years commencing September 30, 2002 pursuant to the licensing agreement with the owner of such rights. In November 2001, the inventor of the Fire-Bird Boiler received a patent in the United States (#6,321,665 filed October 3, 2000). The patent expires 20 years from the date of original filing.

The Company obtained the exclusive world-wide rights to the Ring-Tube Desalination technology for a period of 30 years commencing June 30, 2003 pursuant to the licensing agreement with the owner of such rights. The inventor of the technology has filed patents in Japan for various aspects of the technology. The patents were filed in July 2002, and the patents expire 20 years from the filing date.

The Company considers the rights to the three technologies proprietary, and intends to use a combination of trade secrets, non disclosure agreements, license agreements, and patent laws to protect its proprietary rights.

GOVERNMENT REGULATIONS.

Generally, the Company will be required to receive regulatory approval from various governmental agencies to conduct its operations. These regulatory approvals will require the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Extensive and evolving environmental protection laws and regulations have been adopted worldwide during recent decades in response to public concern over the environment. The Company's operations and those of its future customers are subject to these evolving laws and regulations. The requirements of these laws and regulations could impose substantial potential liabilities to the Company and its customers. If the operations of the Company's furnace result in a toxic spill or other mishap, the Company and its customers could be subject to substantial fines, suspension of operation, or other significant penalties. The Company will make a continuing effort to anticipate regulatory, political, and legal developments in its principal markets in the Pacific Rim that might affect its operations, but it may not always be able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact its future financial condition or earnings. The Company however does expect that its proprietary technologies will comply with all governing regulations in those countries that it intends to sell its products. This premise is based upon the results of operations of the proto-type units for each of the technologies.

EMPLOYEES.

As of December 31, 2004, the Company had four employees, Shuichi Yamada, Izuo kato, Kyoko Morita, and Eri Takahashi, consisting of two administrative assistants located at its Seattle and Tokyo offices, respectively, and a regulatory assistant in its Tokyo office. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good. The Company didn’t have a consultant thus no payment was made to a consultant during 2003.

Item 2. Description Of Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104. The premises consist of 1,500 square feet, and are leased at a monthly rental amount of $3,500 under a lease agreement which expires September 30, 2005. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s Chairman, President and majority shareholder, and both companies share equally in the rent payment. The Company leases a Seattle apartment for a monthly rental of $1,000 under a lease agreement which expires October 8, 2005. The Company also shares the rental expense of the apartment equally with Amanasu Technologies Corporation. In addition, the Company maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan. The premises are 1,000 square feet and are leased on a month to month basis at a monthly rental of $2,500 per month. Amanasu Technologies Corporation occupies the same premises and co-pays the rental amount. The Company believes additional lease space at these locations will be available to support its future growth.

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

2003	Low Bid	High Bid
4th Quarter	0.99	1.90

2004	Low Bid	High Bid
1st Quarter	$1.01	$2.50
2nd Quarter	0.33	1.51
3rd Quarter	0.47	1.75
4th Quarter	0.70	2.75

As of March 15, 2005, there are 52 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

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

Recent Sales Of Unregistered Securities - Deposits for Common Stock

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

The Company is aware of an option of business cooperation with a company in the same industry and has more advanced technologies of furnace with less-cost production. The Company has noticed a funace producing company, Kogure Works Co, Ltd., with 34 years of successful business history in Japan, and its consideration of cooperation with them investing the capital of approximately $300,000.
The Company is also considering co-establishing a new company with Shinwa Yosetsu, a subcontract company of manufacturing Water desalination system. The Company will finace approximately $100,000 for the co-establishing a new company with Shinwa Yosetsu. The Company financial scheme for next 12 months is approximately $400,000-1million.

Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $150,000 for the next 12 months. This amount is comprised of the following estimated costs; $80,000 in annual salaries for office personnel and consultants, $70,000 for rent, $20,000 for professional fees and $12,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above.

During the fiscal 2004 and 2004, the Company spent $-0- and $-0- respectively on research and development.

Liquidity And Capital Resources.

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

Total assets as of December 31, 2004 were $331,548 representing a decrease of $104,453 from total assets of $436,001 as of December 31, 2003.

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

Ability To Develop Commercial Product. The Company presently maintains rights to three different technologies. At this time, proto-type versions of products for each of the three technologies have been developed, however, none of the products are commercially ready for sale.  In order to reach a stage of commercial sales for the products, the Company prefers to put emphasis on joint venturing and funding a company who has advanced technological knowledge and progressed sales history of the same field for the purpose of cooperation. The Company estimates an approximate cost of $400,000 - 1 million on the project.  The Company can not predict that even with such expenditures, it will be successful in developing commercially ready products for any of the technologies in the near future or at any time.

Rapid Technological Changes. The industries in which the Company intends to compete with their technologies are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company’s technologies obsolete or non-competitive.

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

Control Exercised By Management. As of March 15, 2005, the existing officers and directors, and affiliates will control approximately 78.80% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest. The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Reliance upon Third Parties. The Company does not intend on maintaining a significant technical staff nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors, and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Competition. Although management believes its products, if developed, will have significant competitive advantages to other products in their respective industries, with respect to such products, the Company will be competing in industries, such as the industrial waste industry, where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's products.

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See “Description of Business - Proprietary Rights”). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

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

Indemnification of Officers and Directors for Securities Liabilities. The Company’s By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 (“Act”) may be permitted to directors, officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A . Controls and Procedures.
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

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei’s work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

Takashi Yamaguchi was a Director of the Company between October 1, 2001 and May 26, 2004. From 1999 to June 2001, he was president of Daiichi Building Corporation, a construction company located in Tokyo, Japan, and form June 2001 to June 2002, he acted as a consultant for the same company. From June 2002 to the present, Mr. Yamaguchi has provided managerial consulting services to a variety of companies located in Japan, and he is an individual adviser of the Company at present.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2004, 2003, 2002, and 2001, respectively:

SUMMARY COMPENSATION

	Annual Compensation
Name and
Principal		Salary	Bonus	Other
Position	Year	($)	($)	($)
Atsushi Maki	2004	-0-	-0-	-0-
	2003	-0-	-0-	-0-
Chairman, President	2002	-0-	-0-	-0-
And Treasurer	2001	14,769(1)	-0-	-0-

Lina Lei	2004	-0-	-0-	-0-
	2003	10,000(2)	-0-	-0-
Secretary	2002	-0-	-0-	-0-
	2001	1,442(2)	-0-	-0-

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

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company’s board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of March 15, 2005, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,000,816 shares of common stock of the Company which are issued and outstanding as of March 15, 2005. The address for each individual below is 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, the address of the Company.

Title	Name and Address	Amount and nature	Percent
of Security	of Beneficial Owner	Beneficial Ownership(1)	of Class
Common	Amanasu Corporation(2)	33,000,000	72.6%
Stock	#902 Ark Towers, 1-3-40,
	Roppongi, Minatoku,
	Tokyo, Japan

Common Stock	Atsushi Maki(3)(4)	35,858,500	78.80%

Common Stock	Lina Lei(4)	35,858,500	78.80%

Common Stock	Officers and
	Directors, as a
	group (2 persons)	35,858,500	78.80%
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
(3). Includes 1,496,000 shares of common stock held individually by Mr. Maki, 1,000,000 shares of common stock deposited with a third party (see “Item 12 “Certain Relationships and Related Transactions”), 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Mr. Maki’s wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.
(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,490,000 shares of common stock beneficially owned by Ms. Lei’s husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

Item 12. Certain Relationships And Related Transactions.

On December 15, 1999, the Company entered into an agreement with Amanasu Corporation, a Japanese corporation, under which Amanasu Corporation agreed to arrange the grant of a license theto the Amanasu Furnace to the Company. In exchange for obtaining the license to the Technology, the Company agreed to issue to Amanasu Corporation 13,000,000 shares of its common stock and stock purchase options to acquire another 20,000,000 shares of common stock at a price per share of $0.01. In addition under the terms of the agreement, the Company agreed to issue 1,000,000 shares of common stock to the inventor of the technology, and 200,000 shares of common stock to the executive director of the inventor. In May 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $200,000 to the Company. Mr. Atsushi Maki, the Company's Chairman and President, is the president and sole shareholder of Amanasu Corporation.

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

On May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd (“Kyoei”), a publicly traded company in Tokyo, Japan. The purchase price for the shares is $4,993,000. The agreement called for the payment of 20% of the purchase price on May 31, 2003, and the balance was due on June 25, 2003. On or about May 31, 2003, Atsushi Maki, the Company’s President and controlling shareholder, deposited with Jipangu 1,000,000 shares of common stock of the Company owned by Mr. Maki. However, the Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The deposit of common stock made to Jipangu by Mr. Maki was made on behalf of the Company. On December 10, 2003, the Company transferred its rights under the agreement with Jipangu to Mr. Maki, and Mr. Maki has released and indemnified the Company from any obligation under the Jipangu agreement.

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company’s Chairman, President and majority shareholder (See “Part I - Item 2 Description of Property”).

Item 13(A). Exhibits.

Number	Description
3(i)(a)	Articles of Incorporation of the Company (Incorporated by reference to the
Company's Form 10-SB filed on June 20, 2001).
3(i)(b)	Certificate of Amendment to Articles of Incorporation(Incorporated by
reference to the Company's Form 10-SB filed on June 20, 2001).
3(i)(c)	Certificate of Amendment to Articles of Incorporation (Incorporated by
reference to the Company's Form 10-KSB filed on March 31, 2003).
3(ii)(a)	Amended and Restated By - Laws of the Company (Incorporated by
reference to the Company's Form 10-SB filed on June 20, 2001).
10(i)	Agreement between Family Corporation and the Company dated December 15,
1999. (Incorporated by reference to the Company's Form 10-SB filed on
June 20, 2001).
10(ii)	License agreement between the Company and Masaichi Kikuchi dated June 8,
2000. (Incorporated by reference to the Company's Form 10-SB filed on June 20,
2001).
10(iii)	Technical Consulting Agreement the Company and Masaichi Kikuchi dated June
9, 2001. (Incorporated by reference to the Company's Form 10-SB filed on
June 20, 2001).
10(iv)	Amendment No. 1 to Licensing Agreement dated July 30, 2001, however, effective June 8, 2000 by and between the Company and Masaichi Kikuchi.
(Incorporated by reference to the Company's Form 10-SB/A filed on
August 9, 2001).
10(v)	License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation.
(Incorporated by reference to the Company's Form 10-KSB filed on March 31,
2003).
10(vi)	Addendum to License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet
Corporation. (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).
10(vii)	Stock Purchase Agreement dated May 14, 2003 by and between the Company and Jipangu, Inc.
10(viii)	Desalination License Agreement made as of May 30, 2003 by and between the
Company Etsuro Sakagami. (Incorporated by reference to the Company's
Form 10-QSB filed on August 13, 2003).

31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.
Resignation of Etsuro Sakagami as a Director of the Company as of September 29, 2003. (filed on December 1, 2003)
Resignation of Takashi Yamaguchi as a Director of the Company as of May 26, 2004. (filed on June 1, 2004)

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2004 were $8,495 and for 2003 were $9,635.
(2) Audit Related Fees for 2004 and 2003 were $0.
(3) Tax Fees for 2004 were $0 and 2003 were $3,025.
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2004 and 2003.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Environment Corporation

I have audited the accompanying balance sheet of Amanasu Environment Corporation (a development stage company) as of December 31, 2004 and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004, and 2003 and the period of December 1, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal controls over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Environment Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
March 30, 2005
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2004

ASSETS

Current Assets:
Cash	$9,459
Miscellaneous receivables	1,885

Total current assets	11,344

Fixed Assets:
Automotive equipment	25,859
Less, accumulated depreciation	12,685
Net fixed assets	13,174

Other Assets:
Rent deposit	5,000
Licensing agreements, net of accumulated
amortization of $44,470	302,030

Total other assets	307,030

Total Assets	$331,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Shareholder advance	$100
Payroll taxes payable	2,990

Total current liabilities	3,090

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 43,020,816 issued and
outstanding	43,021
Additional paid in capital	857,919
Deficit accumulated during development stage	(572,482)

Total stockholders’ equity	328,458

Total Liabilities and Stockholders’ Equity	$331,548

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2004	Year 2003		February 22, 1999 (Date of Inception) To December 31, 2004

Revenue	$-		$-	$-

Expenses	107,061		110,498	575,950

Operating Loss	(107,601)		(110,498)	(575,950)

Other Income-interest	158		372	3,468

Loss accumulated
during development
stage	$(107,443)		$(110,126)	$(572,482)

Net loss per share -
Basic and Diluted	$-	$	(-)

Average number of
shares outstanding	43,020,916		42,447,065

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, and 2003

				Deficit Accumulated
	Common Stock		Additional	During
	Shares	Amount	Paid in Capital	Development Stage	Total

Balance, January 1, 2003	41,950,816	$27,751	$646,789	$(354,913)	$319,627

Sales of common stock	20,000	20	99,880		99,900

Shares issued as fees connected with
acquisition of licensing agreement	1,050,000	1,050	30,450		31,500

Shareholder capital contribution	-	-		95,000	95,000

Net loss for period				(110,126)	(110,126)

Balance, December 31, 2003	43,020,816	28,821	872,119	(465,039)	435,901

Adjustment		14,200	(14,200)	(107,443)	(107,443)

Balance, December 31, 2004	43,020,816	$43,021	$857,919	$(572,482)	$328,458

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year 2004	Year 2003	February 22, 1999 (Date of Inception) To December 31,2004

CASH FLOWS FROM OPERATIONS:
Net loss	$(107,443)	$(110,126)	$(572,482)
Charges not requiring the outlay of cash:
Depreciation and amortization	22,157	22,406	57,155
Common stock issued for services	-	-	70,000
Changes in current assets and liabilities:
Increase in miscellaneous receivables	(300)	(1,585)	(1,885)
Increase in payroll taxes payable	2,990	2,990

Net Cash Consumed By

Operating Activities	(82,596)	(89,305)	(444,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of licensing agreement	-	-	(155,000)
Purchase of automobile	-	-	(25,859)
Rent deposit for warehouse lease	-	3,028	(5,000)

Net Cash Provided (Consumed)
By Investing Activities	-	3,028	(185,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	99,900	639,440
Advance received in anticipation of
common stock sale	-	-	100

Net Cash Provided By
Financing Activities	-	99,900	639,540

Net Change in Cash Balances	(82,596)	13,623	9,459
Cash balance, beginning of period	92,055	78,432	-

Cash balance, end of period	$9,459	$92,055	$9,459

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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

Development Stage Accounting
The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2004, the Company has been in the development stage and all its efforts have been devoted to obtaining the worldwide licensing rights describe above, and to testing the related equipment. Except for interest on bank deposits no revenue had been realized through December 31, 2004.

Basis Of Presentation
The Company has incurred losses from inception to December 31, 2004 of $572,482. Capital totaling $734,440 was raised during the period 2001to 2003, through common stock issuances of 20,120,816 shares. This is expected to provide adequate financing to allow the Company to begin using its licensing rights.

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, miscellaneous receivables, and miscellaneous payables. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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
December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs
The Company will expense advertising costs when an advertisement occurs. There has been no spending thus far on advertising.

Segment Reporting
Management will treat the operations of the Company as one segment.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, miscellaneous receivables, and payroll taxes payable, approximate their fair values at December 31, 2004.

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

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

2.	RELATED PARTY TRANSACTIONS

The president of a Company which is the majority shareholder made a capital contribution during 2003 of $95,000 by paying a Company obligation.

On May 14, 2003, the Company entered into an agreement (Stock Purchase Agreement) to acquire 10,000,000 shares of the common stock of Kyoei Reiki Industrial Corporation, Ltd. (Kyoei Reiki), a Japanese company publicly traded on a Japanese exchange. The purchase price was 580,000,000 Japanese Yen (approximately $4,993,000). The president of a Company which is the majority shareholder deposited 1,000,000 shares of Company stock to secure this transaction. The purchase price of this transaction has not been paid and the purchased stock has not been delivered to the Company. The Stock Purchase Agreement contains a provision that the balance due on the contract will be waived if Kyoei Reiki becomes bankrupt or is placed under receivership for bankruptcy. On June 25, 2003, Kyoei Reiki was placed under receivership with Tokyo District Court, thereby relieving the Company of its obligation for the balance due on the Stock Purchase Agreement. The value of the Kyoei Reiki stock has declined significantly since May 14, 2003, and management is attempting to renegotiate the terms of the contract. No assurance can be given that these negotiations will be successful. The president of a Company which is the majority shareholder has assumed responsibility for this transaction and has indemnified the Company against any loss arising therefrom.

The president of the Company is the majority shareholder; he is also the majority shareholder of another publicly owned Company which shares office space with the Company. See Note 4.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

3.	INCOME TAXES

The Company has experienced losses during each year since 1999, which have totaled $572,482. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, a portion of the NOL carryforward will expire each year during the years 2019 to 2023.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets	$194,644
Valuation Allowance	194,644
Balance Recognized	$-

4.	RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Seattle, Washington under a noncancelable operating lease which expires September 30, 2005. In addition, the Company leases a Seattle apartment under an operating lease that expires October 9, 2005. The cost of these facilities is shared by another publicly owned company which also occupies this space. During 2003, the Company incurred rent expense of $32,100; another $16,000 was paid by the other company. In 2003, rent expense was $12,308.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2004.

Year ending
December 31,	Amount

2005	$36,000

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

5.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the years 2004 and 2003.

The following non-cash financing and investing activity occurred:

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

Amanasu Environment Corporation

Atsushi Maki	April 13, 2005
President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2005,
Atsushi Maki
Director