Form 10QSB
period 2005-03-31
AMANASU ENVIRONMENT  CORP
filed 2005-05-16
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐    N/A ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,020,816 as of May 10, 2005. Transitional Small Business Disclosure Format:    Yes ☐    No ☒

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2005

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Current Assets:
Cash	$2,911,796	$9,459
Miscellaneous receivables	1,885	1,885
Total current assets	2,913,681	11,344

Fixed Assets:
Automotive equipment	25,859	25,859
Less accumulated depreciation	13,129	12,685
Net fixed assets	12,730	13,174

Other Assets:
Rent deposits	143,595	5,000
Licensing agreement, net of accumulated amortization of $49,566 and $44,470	296,934	302,030
Investments	390,000	-
Total other assets	830,529	307,030
Total Assets	$3,756,940	$331,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,266	$2,990
Stockholder advance	100	100
Total current liabilities	3,366	3,090

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of $.001 par value; issued and outstanding 44,020,816 and 43,020,816, respectively	44,021	43,021
Additional paid-in capital	4,356,919	857,919

Deficit accumulated during the development stage	(647,366)	(572,482)
Total Stockholders’ equity	3.753,574	328,458
Total Liabilities and Stockholders’ Equity	$3,756,940	$331,548

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended March 31,		February 22, 1999 (Date of Inception)
	2005	2004	To March 31, 2005
Expenses	$75,989	$22,580	$651,939
Operating loss	(75,989)	(22,580)	(651,939)
Other Income - interest	1,105	78	4,573

Loss accumulated during development stage	$(74,884)	$(22,502)	$(647,366)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of shares outstanding	43,765,261	41,950,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended March 31		February 22, 1999 (Date of Inception) To March 31 2005
	2005	2004
CASH FLOWS FROM OPERATIONS:
Net Loss	$(74,884)	$(22,502)	$(647,366)
Charges Not Requiring The Outlay Of Cash:
Depreciation and amortization	5,540	5,539	62,695
Services provided for common stock	-	-	70,000
Changes in Assets and Liabilities:
Increase (decrease) in accrued expenses	276	1,948	3,266
Increase in miscellaneous receivables	(751)	-	(1,885)

Net Cash Consumed By Operating Activities	(69,068)	(15,015)	(513,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of licensing agreement	-	-	(155,000)
Investments in joint ventures	(390,000)	-	(390,000)
Purchase of automobile	-	-	(25,859)
Rent deposits	138,595	-	(143,595)

Net Cash Consumed By Investing Activities	(528,595)	-	(714,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	3,500,000	-	4,139,440
Advances received in anticipation of common stock sales	-	-	100

Net Cash Provided By Financing Activities	3,500,000	-	4,139,540

Net change in cash	2,902,337	(15,015)	2,911,796
Cash balance, beginning of period	9,459	92,055	-

Cash balance, end of period	$2,911,796	$77,040	$2,911,796

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation (“the Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-KSB for the year ended December 31, 2004.

2.	CAPITAL STOCK

Shares of common stock totaling 1,000,000 shares were sold in a private transaction during the quarter, yielding proceeds of $3,500,000.

3.	INVESTMENTS

The Company made two investments during the quarter: one for $290,000 in a company that produces and markets an incinerator for the treatment of medical waste. This investment will provide the Company a 20% interest in this venture. The second investment, for $100,000 is in a joint venture to produce water purification systems. There was no activity in either of these ventures in this quarter.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

4.	EXPENSES

The principal items of expense included on the statement of operations and deficit are presented below:

	Three Month Periods Ended
	March 31, 2005	March 31, 2004

Rent	$57,613	$4,025
Depreciation and amortization	5,540	5,540
Professional fees	4,965	7,675
Salaries	4,350	4,553
Other expenses	3,521	787
Total expenses	$75,989	$22,580

5.	TOKYO OFFICE

During the quarter ended March 31, 2005, the Company leased an office and an apartment in Tokyo. Monthly rent is $12,500 for the apartment and $1,925 for the office. Security deposits totaling $138,595 were paid during the quarter.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2004.

COMPANY OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

PRODUCTS

Amanasu Furnace

The Amanasu furnace is a waste disposal system that safely and efficiently disposes of toxic and hazardous wastes. The system has three general features; the proprietary combustion burner, the furnace compartment, and the gas processing compartment.
The Company believed that the prior pricing structure for its furnaces was not competitive, and it was seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company was attempting to locate alternate suppliers that were less costly than currently identified suppliers. It also would attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component. However, even though the Company has made a great effort to meet its goal, the Company has been confronted with several difficulties and has started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company also seeks to potential manufacturers and/or organizations to sell right for them to utilize the Company’s patented technologies and adopt the technologies to their own use and benefit. Additionally, the Company has entered into an agreement with a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history, has more advanced technologies of furnac in Japan, and its furnace is produced comparatively in less-cost. The pricing of the product is $100,000/t and eventually reducing the price to 20% less is ideal. A formal agreement has been entered into by Kogure Works Co., Ltd. and the Company, and the Company has funded $290,000 to Kogure for the purpose of promotion of Kogure’s incinerator to State Environmental Protection Administration of China and to receive a purchase order from the organization. The Company will cooperate with Kogure to succeed on this project and expand its market place in Asia. The Company can not predict whether it will be successful in the alternation of structure and achieve its desired pricing.

Fire Bird Boiler.

The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The Company believes that the Fire Bird Boiler is an effective technology for the dual purpose of incinerating waste tires and generating heat. However, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company has been confronted with severe marketing difficulties for Fire Bird at present, and will seek to refine the boiler to accept other forms of waste including hazardous waste. The Company projects that necessary refine time will be enormous to estimate, therefore the Company will see how things go thoroughly and determine the appropriate time to finance for the refinement. The Company might need to utilize Kogure’s manufacturing facility and equipment for the case of production. However the detailed projection has not been discussed yet at this present time.
The Company will have no relationship with its former manufacturing company, Ishimaki Seiki in Ishimaki-city, Japan. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time.

Ring-tube Desalinization Equipment

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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is a hand-made manufacturing and it leads high cost production. Also there are many similar production companies which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which can manage Sakagami’s technology under the instruction that may result in less-cost production. The Company joint and cooperate with Shinwa Yosetsu investing $100,000 to establish a new company for the joint venture project to progress complete manufacturing and sales plan. This technology has not been commercially produced yet.

PLAN OF OPERATION

The Company was aware of an option of business cooperation with a company in the same industry. The Company has entered into an agreement with a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history and has more advanced technologies of furnace with less-cost production in Japan, and its consideration of cooperation with them investing the capital of $290,000.
The Company has entered into an agreement for co-establishing a new company with Shinwa Yosetsu, a subcontract company of manufacturing Water desalination system. The Company has financed approximately $100,000 for the co-establishing a new company with Shinwa Yosetsu.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended March 31, 2005 or for the same period in 2004 except for interest earned in bank deposits in the amount of $1,105 and $78 respectively.

Total expenses for the three months period ending March 31, 2005 was $75,989 compared to $22,580 for the same period of 2004. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

The Company sold 1,000,000 shares of its common stock to Hisako Kodaka and obtained yielding proceeds of $3,500,000 during the first tree months of 2005. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2005 cash used in operating activities was $69,068 compared to $ 15,015 for the same period in 2004. The increase was due to increase in rent and salaries.

In the three months ended March 31, 2005, there were cash used in investing or financing activities. On March 8, the Company entered into an agreement with Kogure Works. Co., LTD. to fund $290,000 to Kogure for the purpose of promotion of Kogure’s incinerator to State Environmental Protection Administration of China and to receive a purchase order from the organization. And on March 8, 2005 the Company also entered into an agreement with Shinwa Yosetsu to fund $100,000 to establish a new company in order to conduct a project. That purpose of this project is to establish facilities to manufacture plants of water purification system and/or sea water desalination system and open the market in various countries in Asia. The Company paid above mentioned amount to the parties respectively.

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

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.
On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Kogure Works. Co., LTD. ("Kogure”) to fund $290,000 to Kogure for the purpose of promotion of Kogure’s incinerator to State Environmental Protection Administration of China and to receive a purchase order from the organization.

On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Shinwa Yosetsu ("Shinwa Yosetsu”) to fund $ 100,000 to establish a new company in order to conduct a project. The purpose of this project is to establish facilities to manufacture plants of water purification system and/or sea water desalination system and open the market in various countries in Asia.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU ENVIRONMENT CORPORATION

Date: May 10, 2005

/s/ Atsushi Maki
_______________________________
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer