Form 10QSB
period 2005-06-30
AMANASU ENVIRONMENT  CORP
filed 2005-08-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of August 10, 2005. Transitional Small Business Disclosure Format: Yes ☐ No ☒

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$350, 533	$9,459
Miscellaneous receivables	95,885	1,885
Total current assets	446,418	11,344

Fixed Assets:
Automotive equipment	25,859	25,859
Demonstration equipment	400,000	-
Total equipment	425,859	25,859
Less accumulated depreciation	13,573	12,685
Net fixed assets	412,286	13,174

Other Assets:
Certificate of deposit	2,000,000	-
Rent deposits	143,595	5,000
Investments	390,000	-
Licensing agreement, net of accumulated amortization of $54,661 and $44,470	291,839	302,030

Total other assets	2,825,434	307,030
Total Assets	$3,684,138	$331,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$10,654	$2,990
Stockholder advance	100	100
Total current liabilities	10,754	3,090

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of $.001 par value; issued and outstanding 44,020,816 and 43,020,816, respectively	44,021	43,021
Additional paid-in capital	4,356,919	857,919
Deficit accumulated during the development stage	(727,556)	(572,482)
Total stockholders’ equity	3,673,384	328,458
Total Liabilities and Stockholders’ Equity	$3,684,138	$331,548

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Six Month Periods Ended June 30,		February 22, 1999 (Date of Inception)
	2005	2004	To June 30, 2005
Expenses	$169,148	$58,065	$745,098
Operating loss	(169,148)	(58,065)	(745,098)
Other Income - interest	14,074	206	17,542

Loss accumulated during development stage	$(155,074)	$(57,859)	$(727,556)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of shares outstanding	43,893,744	43,020,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended June 30,		February 22, 1999 (Date of Inception)
	2005	2004	To June 30, 2005
Expenses	$93,159	$35,407	$745,098
Operating loss	(93,159)	(35,407)	(745,098)
Other Income - interest	12,969	50	17,542

Loss accumulated during development stage	$(80,190)	$(35,357)	$(727,556)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of shares outstanding	44,020,816	43,020,816

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended June 30,		February 22, 1999 (Date of Inception) To June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATIONS:
Net Loss	$(155,074)	$(57,859)	$(727,556)
Charges Not Requiring The Outlay Of Cash:
Depreciation and amortization	11,079	11,065	68,234
Services provided for common stock	-	-	70,000
Changes in Assets and Liabilities:
Increase in accrued expenses	7,664	432	10,654
Increase in miscellaneous receivables	(49,000)	(400)	(95,885)

Net Cash Consumed By Operating Activities	(230,331)	(46,762)	(674,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(2,000,000)	-	(2,000,000)
Acquisition of licensing agreement	-	-	(155,000)
Investments in joint ventures	(390,000)	-	(390,000)
Purchase of automobile	-	-	(25,859)
Purchase of operation equipment	(400,000)	-	(400,000)
Rent deposits	(138,595)	-	(143,595)
Net Cash Consumed By Investing Activities	(2,928,595)	-	(3,114,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	3,500,000	-	4,139,440
Advances received in anticipation of common stock sales	-	-	100
Net Cash Provided By Financing Activities	3,500,000	-	4,139,540

Net change in cash	341,074	(46,762)	350,533
Cash balance, beginning of period	9,459	92,055	-
Cash balance, end of period	$350,533	$45,293	$350,533

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation (“the Company”) as of June 30, 2005 and for the three month, and six month periods ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

INVESTMENTS

The Company made three investments during the quarter ended June 30, 2005: One is a $2,000,000 certificate of deposit; this certificate is due April 9, 2007 and bears interest at 3.48%. A second investment is a $94,000 advance to a consultant who will provide marketing promotion of Company products; this advance bears interest at 7% and is due December 31, 2005. The third investment is a $400,000 purchase of a “Swing Melter,” a machine which dissolves ash, a by-product of many recycling plants. This machine will be used as a demonstration machine for marketing purposes. The machine will be manufactured by Kogure Seisakusho, Ltd., a firm in which the Company has an equity interest.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

  EXPENSES

The principal items of expense included on the statement of operations and deficit are presented below:

	Six Month Periods Ended
	June 30, 2005	June 30, 2004

Rent	$99,942	$17,430
Depreciation and amortization	11,079	11,079
Professional fees	6,210	7,675
Salaries	8,700	8,903
Travel	10,198	356
Consulting	20,000	-
Other expenses	13,019	12,622
Total expenses	$169,148	$58,065

4.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the periods being reported.

5.	RELATED PARTY TRANSACTIONS

The wife of the president of the Company, who supervises most Company administrative activities, was paid a $20,000 consulting fee during the quarter ended June 30, 2005.

6.	CAPITAL STOCK

Shares of common stock totaling 1,000,000 shares were sold in a private transaction during the six month period ended June 30, 2005, yielding proceeds of $3,500,000.

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

The Company believed that the prior pricing structure for its furnaces was not competitive, and it was seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company was attempting to locate alternate suppliers that were less costly than currently identified suppliers. It also would attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component. However, even though the Company has made a great effort to meet its goal, the Company has been confronted with several difficulties and has started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company also seeks to potential manufacturers and/or organizations to sell right for them to utilize the Company’s patented technologies and adopt the technologies to their own use and benefit. Additionally, the Company has entered into an agreement with a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history, has more advanced technologies of furnaces in Japan, and its furnace is produced comparatively in less-cost. The pricing of the product is $100,000/t and eventually reducing the price to 20% less is ideal. A formal agreement has been entered into by Kogure Works Co., Ltd. and the Company, and the Company has funded $290,000 to Kogure for the purpose of promotion of Kogure’s incinerator to State Environmental Protection Administration of China (MINMETALS) and to receive a purchase order from the organization, and the Company will receive 20% of allocation from the profit. The Company will cooperate with Kogure to succeed on this project and expand its market place in Asia. In order to open a market of incinerators for medical wastes in China, one of the projections of the Company is to form a company merging with MINMETALS, and ideally and expectedly to commence the active marketing promotion in China in 2005. The Company can not predict whether it will be successful in the alternation of structure and achieve its desired pricing.

Fire Bird Boiler
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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is a hand-made manufacturing and it leads high cost production. Also there are many similar production companies which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which can manage Sakagami’s technology under the instruction that may result in less-cost production. The Company joint and cooperate with Shinwa Yosetsu investing $100,000 to establish a new company for the joint venture project to progress complete manufacturing and sales plan. This technology has not been commercially produced yet. The Company is also expecting to expand its market place in China in connection with establishing a new company merging with MINMETALS in China.

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

On April 11, 2005, the Company purchased a model plant of furnace for ash disposal called “Swing Melter” from Kogure Works Co., LTD., and paid the amount of $400,000 for the model on April 19, 2005. “Swing Melter” is a system of furnace for ash disposal currently patent pending by Kogure. Ash created and discharged from incinerators contains dioxin and other toxic substances, and the treatment of the remaining ash, in present circumstances, is in reclamation of lands in Japan. The expense of conducting the reclamation is approximately 30,000-50,000 yen / ton. The expense of the treatment of the ash using “Swing Melter” is around 15,000-20,000 yen / ton, and the by-product that remains after the process with the system is non-toxic and recyclable as construction material. In consideration of future environmental issues, the system is significant and a necessary equipment for the preservation of the earth. The Company will promote the product to various organizations and industries and will operate the model plant of “Swing Melter” to show the running system and operations to potential customers such as public cleaning/garbage management organizations (800 facilities) and industrial waste treatment agencies (4,000 facilities).

The Company has entered into an agreement for co-establishing a new company with Shinwa Yosetsu, a subcontract company of manufacturing Water desalination system. The Company has financed approximately $100,000 for the co-establishing a new company with Shinwa Yosetsu.

Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $150,000 for the next 12 months. This amount is comprised of the following estimated costs; $80,000 in annual salaries for office personnel and consultants, $70,000 for rent, $20,000 for professional fees and $12,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. On April 8, 2005, the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato”) to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company’s products. Mr. Kato is the sole representative of the Company in the Japan area, and he strives for the Company to move on to a new stage where the Company could commence sales of its products and earn a profit. The Company loans him such amount to facilitate his project and assist in the success of the operation. Mr. Kato will pay back the amount on December 31, 2005. The Company will compensate him depending on the level of the achievement of his mission by the time of expiration date of this loan contract.

The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended June 30, 2005 or for the same period in 2004 except for interest earned in bank deposits in the amount of $12,969 and $50 respectively.

Total expenses for the six months period ending June 30, 2005 was $169,148 compared to $58,065 for the same period of 2004. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

Total expenses for the 3 month period ending June 30, 2005 was $ 93,159 compared to $35,407 for the same period in 2004. The increase was due to an increase in promotion activities.

The Company sold 1,000,000 shares of its common stock at $3.50 per share to Hisako Kodaka and obtained proceeds of $3,500,000 during the first three months of 2005. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2005 cash used in operating activities was $230,331 compared to $ 46,762 for the same period in 2004. The increase was due to increase in rent and expenses.

Total assets as of June 30, 2005 were $3,684,138 representing a increase of $3,352,590 from total assets of $331,548 as of December 31, 2004.

In the three months ended June 30, 2005, there were cash used in investing or financing　activities. On April 8, 2005, the Company entered into an agreement with Mr. Izuo Kato ("Mr. Kato”) to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company’s products. Mr. Kato is the sole representative of the Company in the Japan area, and he strives for the Company to move on to a new stage where the Company could commence sales of its products and earn a profit. The Company loans him such amount to facilitate his project and assist in the success of the operation. Mr. Kato will pay back the amount on December 31, 2005. The Company will compensate him depending on the level of the achievement of his mission by the time of expiration date of this loan contract. On April 11, 2005, the Company purchased a model plant of furnace for ash disposal called “Swing Melter” from Kogure Works Co., LTD. (“Kogure”), and paid the amount of $400,000 for the model on April 19, 2005. The Company paid above mentioned amount to the parties respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3:	EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES

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

PART2-OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
None

Item 2.	CHANGES IN SECURITEIES
None

Item 3.	DEFAULTS UPON SENIOR SECURITEIS
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	ESHIBITS
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 - Certification Pursuant To Section 302 Of The
Sarbanes-Oxley Act Of 2002.

Exhibit 32 - Certification Pursuant To Section 906 Of The
Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.
On April 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato”) to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company’s products. Mr. Kato is the sole representative of the Company in the Japan area, and he strives for the Company to move on to a new stage where the Company could commence sales of its products and earn a profit. The Company loans him such amount to facilitate his project and assist in the success of the operation. Mr. Kato will pay back the amount on December 31, 2005. The Company will compensate him depending on the level of the achievement of his mission by the time of expiration date of this loan contract.

On April 11, 2005, Amanasu Environment Corporation ("the Company") purchased a model plant of furnace for ash disposal called “Swing Melter” from Kogure Works Co., LTD. (“Kogure”), and paid the amount of $400,000 for the model on April 19, 2005. In consideration of future environmental issues, the system is significant and a necessary equipment for the preservation of the earth. The Company will promote the product to various organizations and industries and will operate the model plant of “Swing Melter” to show the running system and operations to potential customers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU ENVIRONMENT CORPORATION

Date: August 10, 2005

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer