Form 10QSB
period 2005-09-30
AMANASU ENVIRONMENT  CORP
filed 2005-11-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended Sep 30, 2005

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No *

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes *  No *    N/A ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of November10, 2005. Transitional Small Business Disclosure Format:   Yes *    No ☒

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2005 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Current Assets:
Cash	$175,266	$9,459
Miscellaneous receivables	95,885	1,885
Total current assets	271,151	11,344

Fixed Assets:
Automotive equipment	25,859	25,859
Operating equipment	400,000	-____
Total equipment	425,859	25,859
Less accumulated depreciation	14,016	12,685
Net fixed assets	411,843	13,174

Other Assets:
Investment-Held to Maturity (certificate of deposit)	2,000,000	-
Rent deposits	143,595	5,000
Investments in joint ventures	390,000	-
Licensing agreement, net of accumulated amortization of $59,756 and $44,470	286,744	302,030

Total other assets	2,820,339	307,030
Total Assets	$3,503,333	$331,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$1,080	$2,990
Stockholder advance	100	100
Deposit for capital stock	-	99,900
Total current liabilities	1,180	102,990

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of $.001 par value; issued and outstanding 44,000,816 and 43,000,816, respectively	44,001	43,001
Additional paid-in capital	4,257,039	758,039
Deficit accumulated during development stage	(798,887)	(572,482)
Total stockholders’ equity	3,502,153	228,558
Total Liabilities and Stockholders’ Equity	$3,503,333	$331,548

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Nine Month Periods Ended September 30,		February 22, 1999 (Date of Inception) To September 30, 2005
	2005	2004
Expenses	$258,550	$87,148	$834,500
Operating loss	(258,550)	(87,148)	(834,500)
Other Income - interest	32,145	230	35,613

Loss accumulated during development stage	$(226,405)	$(86,918)	$(798,887)

Loss Per Share -
Basic and Diluted	$(.01)	$-

Weighted average number of shares outstanding	43,916,567	43,000,816

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Three Month Periods Ended September 30,		February 22, 1999 (Date of Inception) To September 30, 2005
	2005	2004
Expenses	$89,402	$29,082	$834,500
Operating loss	(89,402)	(29,082)	(834,500)
Other Income - interest	18,071	24	35,613

Loss accumulated during development stage	$(71,331)	$(29,058)	$(798,887)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of shares outstanding	44,000,816	43,000,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods Ended September 30,		February 22, 1999 (Date of Inception) To September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATIONS:
Net Loss	$(226,405)	$(86,918)	$(798,887)
Charges Not Requiring The Outlay Of Cash:
Depreciation and amortization	16,617	16,578	73,772
Services provided for common stock	-	-	70,000
Changes in Assets and Liabilities:
Increase (decrease) in accrued expenses	(1,910)	1,587	1,080
Increase in miscellaneous receivables	(94,000)	(400)	(95,885)

Net Cash Consumed By Operating Activities	(305,698)	(69,153)	(749,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(2,000,000)	-	(2,000,000)
Acquisition of licensing agreement	-	-	(155,000)
Investments in joint ventures	(390,000)	-	(390,000)
Purchase of automobile	-	-	(25,859)
Purchase of operation equipment	(400,000)	-	(400,000)
Rent deposits	(138,595)	-	(143,595)
Net Cash Consumed By Investing Activities	(2,928,595)	-	(3,114,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	3,500,000	-	4,039,540
Advances received in anticipation of common stock sales	-	-	100,000
Return of deposit for capital stock	(99,900)	-	(99,900)
Net Cash Provided By Financing Activities	3,400,100	-	4,039,640

Net change in cash	165,807	(69,153)	175,266
Cash balance, beginning of period	9,459	92,055	-
Cash balance, end of period	$175,266	$22,902	$175,266

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation (“the Company”) as of September 30, 2005 and for the three month, and nine month periods ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

2.	INVESTMENTS

The Company made several investments during the 2005 period: One is a $2,000,000 certificate of deposit; this certificate is due April 9, 2007 and bears interest at 3.48%. A second investment is a $94,000 advance to a consultant who will provide marketing promotion of Company products; this advance bears interest at 7% and is due December 31, 2005. A third investment is a $400,000 purchase of a “Swing Melter”, a machine which dissolves ash, a by-product of many recycling plants; this machine will be used as a demonstration machine for marketing purposes; machines of this type are manufactured by Kogure Kabushikigaisha Corporation (Kogure), a firm in which the Company has made another investment, described below.

In addition to the investments noted above, the Company made two other investments during 2005. One of these is a $290,000 investment in Kogure, which originally was an equity investment. This investment has changed. The $290,000 has been applied to the acquisition from Kogure of licensing rights to the Swing Melter. Finally, $100,000 was used to form a joint venture with Shinwa Yosetsu, Ltd. This venture will manufacture in Japan, and sell, water purification and desalinization systems. This investment will be accounted for by the equity method under which the investment account will be adjusted at the end of each period to recognize the Company share of the results of operations of the joint venture.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

3.	EXPENSES

The principal items of expense included on the statement of operations and deficit are presented below:

	Nine Month Periods Ended
	June 30, 2005	June 30, 2004

Rent	$157,634	$27,747
Depreciation and amortization	16,617	16,578
Professional fees	14,345	14,931
Salaries	31,600	15,321
Travel	12,578	10,527
Consulting	20,000	-
Other expenses	5,776	2,044
Total expenses	$258,550	$87,148

4.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the periods being reported.

5.	RELATED PARTY TRANSACTIONS

The wife of the president of the Company, who supervises most Company administrative activities, was paid a $20,000 consulting fee during the 2005 period.

ITEM 2:	MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

SAFE HARBOR

This Form 10QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies’ annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

The following discussion should be read in conjunction with the Company’s Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2004.

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

The Company believed that the prior pricing structure for its furnaces was not competitive, and it was seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company was attempting to locate alternate suppliers that were less costly than currently identified suppliers. It also would attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component. However, even though the Company has made a great effort to meet its goal, the Company has been confronted with several difficulties and has started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company also seeks to potential manufacturers and/or organizations to sell right for them to utilize the Company’s licensed technologies and adopt the technologies to their own use and benefit. Additionally, the Company has entered into an agreement with a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history, has more advanced technologies of furnaces in Japan, and its furnace is produced comparatively in less-cost. The pricing of the product is $100,000/t and eventually reducing the price to 20% less is ideal. A formal agreement has been entered into by Kogure Works Co., Ltd. and the Company, and the Company has funded $290,000 to Kogure for the purpose of promotion of Kogure’s incinerator to State Environmental Protection Administration of China (MINMETALS) and to receive a purchase order from the organization, and the Company will receive 20% of allocation from the profit. The Company will cooperate with Kogure to succeed on this project and expand its market place in Asia. In order to open a market of incinerators for medical wastes in China, one of the projections of the Company is to form a company merging with MINMETALS, and ideally and expectedly to commence the active marketing promotion in China in 2005. The Company can not predict whether it will be successful in the alternation of structure and achieve its desired pricing.

Fire Bird Boiler
The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non-polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

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

As of August 4th, 2005, Kogure’s six proprietary rights (See “Patents” below) to the license of the technologies and parts in connection with constructing the rotary kiln and its title were transferred to Amanasu Technologies Corporation, and the amount of $290,000 that the Company previously funded to Kogure for marketing and promotion purposes replaced in as transfer fee. As a result, the Company possesses the exclusive worldwide right to the product, and can receive royalties from the sales of the rotary kiln by other companies including MINMETAL. Kogure will continuously produce the rotary kiln as the manufacturer of the Company and the Company will focus on marketing the products. One provisional purchase order for one unit of rotary kiln valued at 1,650,000,000 YEN has been made by a Japanese company, and the product will be completed and delivered within 4 months after the order is officially placed.

One of the strategies for marketing Kogure’s product in prospective is to form a joint venture with MINMETAL in regard to expansion of its market place in Asia. The Company and MINMETAL have been in negotiations that include settling an agreement on the percentage of interests in the company that would take place during the joint business operations and expect to receive positive response by the end of 2005. In the event of successful formation with MINMETAL, a full-scale promotion and marketing of the rotary kiln will begin in Asian countries.

The Company is expecting to expand the distribution line over the country of Japan having a cooperation of Mitsui & Co., Ltd. ideally starting in April of 2006. Additionally, the Company has been approved by Kyowa Kyokai. Kyowa Kyokai’s is an incorporated foundation whose recommendations are highly influential on public opinion, and economic phenomenon. Thus the Company has gratefully received the approval of Kyowa Kyokai on the product and hopes that will bolster and accelerate the marketing activities for the use of the products in the industries. The prospective cost of marketing activities for “Swing Melter” is estimated at $40,000.

At this time the Company prefers to focus on the business of Kogure’s products than on the Company’s Fire Bird Boiler. Therefore, there has not been any expense incurred by the Fire Bird Boiler during the quarter and no further budget is set out respecting the product. However, the Company is willing to provide the license of Fire Bird Boiler to any business organizations that could make use of the technologies for their benefit.

The Company has entered into an agreement for co-establishing a new company with Shinwa Yosetsu, a subcontract company of manufacturing Water desalination system. The Company financed approximately $100,000 for the co-establishing a new company, Amanasu Shinwa Corporation, as of March 14th, 2005, in Japan. Amanasu Shinwa Corporation manufactures and distributes water purification systems and it had made a sale of approximately 30,000,000 YEN by the month of September 2005. The Company is considering an additional funding of $87,000 in capital to Amanasu Shinwa Corporation in the next 12 months.

Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $272,000 for the next 12 months. This amount is comprised of the following estimated costs; $80,000 in annual salaries for office personnel and consultants, $160,000 for rent, $20,000 for professional fees and $12,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. On April 8, 2005, the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato”) to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company’s products. Mr. Kato is the sole representative of the Company in the Japan area, and he strives for the Company to move on to a new stage where the Company could commence sales of its products and earn a profit. The Company loans him such amount to facilitate his project and assist in the success of the operation. Mr. Kato will pay back the amount on December 31, 2005. The Company will compensate him depending on the level of the achievement of his mission by the time of expiration date of this loan contract.
The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above.

“Patents”
1.
Rotary kiln (Patent number 3564012, as of July 2nd, 2005); 2. Rotary kiln-Taiwan (Patent number 131102, as of August 21st, 2001); 3. Gas lark (petition number 2000-358861, patent pending); 4. Ash melting furnace and incinerating system (petition number 2002-325560, patent pending); 5. The interior wall of the kiln (petition number 2004-208198, patent pending); and 6. The method of cooling down the kiln (petition number 2004-208199, patent pending)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company did not generate any revenues for the three months ended September 30, 2005 or for the same period in 2004 except for interest earned in bank deposits in the amount of $18,071 and $24 respectively.

Total expenses for the nine months period ending September 30, 2005 was $258,550 compared to $87,148 for the same period of 2004. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

Total expenses for the three months period ending September 30, 2005 was $ 89,402 compared to $29,082 for the same period in 2004. The increase was due to an increase in management and marketing activities in Tokyo.

The Company sold 1,000,000 shares of its common stock at $3.50 per share to Hisako Kodaka and obtained proceeds of $3,500,000 during the first three months of 2005. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2005 cash used in operating activities was $305,698 compared to $ 69,153 for the same period in 2004. The increase was due to increase in rent and expenses.

Total assets as of September 30, 2005 were $3,503,333 representing an increase of $3,171,785 from total assets of $331,548 as of December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3:	EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

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

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Date: November 10, 2005

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer