Form 10QSB
period 2005-03-13
AMANASU ENVIRONMENT CORP
filed 2006-05-22
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2006

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No   O

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   O   No  O      N/A   X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of November 10, 2005. Transitional Small Business Disclosure Format:   Yes  O      No  X

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended March 31, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

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

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	Nine Month Periods Ended March 31,		February 22, 1999 (Date of Inception) To March 31, 2006
	2005	2004
Expenses	$258,550	$87,148	$834,500
Operating loss	(258,550)	(87,148)	(834,500)
Other Income - interest	32,145	230	35,613

Loss accumulated during development stage	$(226,405)	$(86,918)	$(798,887)

Loss Per Share -
Basic and Diluted	$(.01)	$-

Weighted average number of shares outstanding	43,916,567	43,000,816

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
March 31, 2006
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
March 31, 2006
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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2006.

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

1. The Company believed that the prior pricing structure for its furnaces was not competitive, and it was seeking ways to lower its manufacturing costs. In an effort to lower manufacturing costs, the Company was attempting to locate alternate suppliers that were less costly than currently identified suppliers. It also would attempt to re-design certain components of the furnace so as to reduce the manufacturing cost per component. However, even though the Company has made a great effort to meet its goal, the Company has been confronted with several difficulties and has started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company also seeks to potential manufacturers and/or organizations to sell right for them to utilize the Company's licensed technologies and adopt the technologies to their own use and benefit. Additionally, the Company has entered into an agreement with a furnace producing company, Kogure Works Co, Ltd., has more advanced technologies of furnaces in Japan, and its furnace is produced comparatively in less-cost. The pricing of the product is $100,000/t and eventually reducing the price to 20% less is ideal.

Fire Bird Boiler
The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non-polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The Company believes that the Fire Bird Boiler is an effective technology for the dual purpose of incinerating waste tires and generating heat. However, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company has been confronted with severe marketing difficulties for Fire Bird at present, and will seek to refine the boiler to accept other forms of waste including hazardous waste. The Company projects that necessary refine time will be enormous to estimate, therefore the Company will see how things go thoroughly and determine the appropriate time to finance for the refinement. The Company might need to utilize Kogure's manufacturing facility and equipment for the case of production. However the detailed projection has not been discussed yet at this present time. The Company will have no relationship with its former manufacturing company, Ishimaki Seiki in Ishimaki-city, Japan. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time.

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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is a hand-made manufacturing and it leads high cost production. Also there are many similar production companies which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which can manage Sakagami's technology under the instruction that may result in less-cost production. The Company joint and cooperate with Shinwa Yosetsu investing $100,000 to establish a new company for the joint venture project to progress complete manufacturing and sales plan. This technology has not been commercially produced yet. The Company is also expecting to expand its market place in China in connection with establishing a new company merging with MINMETALS in China.

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

On April 11, 2005, the Company purchased a model plant of furnace for ash disposal called "Swing Melter" from Kogure Works Co., LTD., and paid the amount of $400,000 for the model on April 19, 2005. "Swing Melter" is a system of furnace for ash disposal currently patent pending by Kogure. Ash created and discharged from incinerators contains dioxin and other toxic substances, and the treatment of the remaining ash, in present circumstances, is in reclamation of lands in Japan. The expense of conducting the reclamation is approximately 30,000-50,000 yen / ton. The expense of the treatment of the ash using "Swing Melter" is around 15,000-20,000 yen / ton, and the by-product that remains after the process with the system is non-toxic and recyclable as construction material. In consideration of future environmental issues, the system is significant and a necessary equipment for the preservation of the earth. The Company will promote the product to various organizations and industries and will operate the model plant of "Swing Melter" to show the running system and operations to potential customers such as public cleaning/garbage management organizations (800 facilities) and industrial waste treatment agencies (4,000 facilities).

As of August 4th, 2005, Kogure's six proprietary rights (See "Patents" below) to the license of the technologies and parts in connection with constructing the rotary kiln and its title were transferred to Amanasu Technologies Corporation, and the amount of $290,000 that the Company previously funded to Kogure for marketing and promotion purposes replaced in as transfer fee. As a result, the Company possesses the exclusive worldwide right to the product, and can receive royalties from the sales of the rotary kiln by other companies including MINMETAL.

As of December 19th, 2005, the Company established a new company, Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. Amanasu Holdings and the former employees of Kogure jointly established an incorporation, named Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, and have employed 10 former technicians of Kogure. Amanasu Echo Frontier, which conducts its operation as a subsidiary company of Amanasu Holdings, is mainly producing incinerator, furnace, and medical waste treatment plant using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 units of furnace for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 units of medical waste treatment plants for $1,300,000- $1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, has made a temporary agreement on an order of manufacturing and delivering an incinerator for $14,000,000 (1,650,000,000 Yen) to Onyx by the end of 2007.

The Company or Amanasu Echo Frontier is considering establishing an organization of a joint venture with MINMETAL in China for the purpose of conducting a joint marketing of medical waste treatment plant with MINMETAL. The establishment might take place in 2006 with total investment of 50,000,000 Yen, 51% of which will be invested by The Amanasu Environment or Amanasu Echo Frontier.

The Company was expecting to expand the distribution line over the country of Japan having a cooperation of Mitsui & Co., Ltd. ideally starting in April of 2006. However, consulting MINMETAL's will, the Company decided to refuse the involvement of Mitsui & Co., Ltd. to this project.

At this time the Company prefers to focus on the business of Kogure's products than on the Company's Fire Bird Boiler. Therefore, there has not been any expense incurred by the Fire Bird Boiler during the quarter and no further budget is set out respecting the product. However, the Company is willing to provide the license of Fire Bird Boiler to any business organizations that could make use of the technologies for their benefit.

The Company has entered into an agreement for co-establishing a new company with Shinwa Yosetsu, a subcontracted company manufacturing Water desalination system. The Company financed approximately $100,000 for the co-establishing of the new company, Amanasu Shinwa Corporation, as of March 14th, 2005. As of December 16th, 2005 Amanasu holdings invested an additional ? 10,000,000 into Amanasu Shiwa, in Japan. Amanasu Shinwa Corporation manufactures and distributes water purification systems and it had made a sale of approximately 30,000,000 YEN by the month of September 2005. Amanasu Holdings will invest $85,000 (10,000,000 Yen) for the following items:
          1. Production of a model plant for the water purification system, managed by Amanasu Shinwa.
          2. Five water purification units ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs, that will be produced and distributed in Japan for the next 12 months.

Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $120,000 for the next 12 months. This amount is comprised of the following estimated costs; $10,000 in annual salaries for office personnel and consultants, $50,000 for rent, $20,000 for professional fees and $20,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need issue and sell the shares to gain the capital of the operation. On April 8, 2005, the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato") to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company's products. Mr. Kato is the sole representative of the Company in the Japan area, and he strives for the Company to move on to a new stage where the Company could commence sales of its products and earn a profit. The Company loans him such amount to facilitate his project and assist in the success of the operation. Mr. Kato was expected to reimburse the amount on December 31, 2005; however, The Company granted Mr. Kato an extension of the reimbursement date to December 31, 2006. The Company will compensate him depending on the level of the achievement of his mission by the time of expiration date of this loan contract.
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

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer’s evaluation that could significantly affect any internal control, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART2-OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
None

Item 2.	CHANGES IN SECURITEIES
None

Item 3.	DEFAULTS UPON SENIOR SECURITEIS
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
(a).	Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)	Reports on Form 8-K.
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANASU ENVIRONMENT CORPORATION

Date: May 22, 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer