Form 10KSB
period 2005-12-31
AMANASU ENVIRONMENT CORP
filed 2006-05-22
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2006, computed by reference to the price at which the stock was sold on that date: $2,442,694.80.

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2006 was 44,000,816 common shares.

PART I

Item 1. Description Of Business

General

Amanasu Environment Corporation ("Company") was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, the Company's name was changed to Amanasu Energy Corporation, and on November 13, 2002, its name was changed to Amanasu Environment Corporation.

The Company is a development stage company and significant risks exist with respect to its business (see "Cautionary Statements" below). It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

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

Effective September 30, 2002, the Company obtained the exclusive, worldwide license to a hot water boiler technology that incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. The rights were obtained pursuant to a license agreement with Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation, both Japanese companies, for a period of 30 years. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company's President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

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

The Company's principal offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, and its telephone number is (206) 262-8188. The Company also maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan.

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

Manufacturing And Suppliers .

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

However, even though the Company made a great effort to meet its goal, the Company was confronted with several difficulties and started reconsidering to alter the function of original furnace which manages daily wastes to a furnace which particularly manages specific waste such as industrial and medical waste, and simultaneously, the Company was aware of an option of business cooperation with a company in the same industry and had more advanced technologies of furnace with less-cost production. The Company noticed a furnace producing company, Kogure Works Co, Ltd., with 34 years of successful business history in Japan, and its furnace was produced comparatively in less-cost. The pricing of the product was set at $100,000/t and eventually reducing the price to 20% less was an ideal prospect. The Company had a consideration of cooperation with them investing the capital. The Company could not predict whether it will be successful in the alternation of structure and achieve its desired pricing.

The proprietary combustion system of the Amanasu furnace would be manufactured by Kogure Works Co.,Ltd. in Takashaki-city, Gunma, Japan with a term of business cooperation.

Current Status.

As discussed above, the Company expected to alter the function of the Amanasu Furnace in order to specify its market place. However there has not been a strong demand for their product and technologies due to a cost matter of manufacturing a unit. The Company did not reach the successful and complete refinement with reduced cost as they had planned; therefore, no further production and investment on this technology has been determined, or there is no further business relation with Kogure Works Co., Ltd. ("Kogure") on this project as explained above. The Company does not know whether the project is continued in the future though the Company will keep holding the exclusive right of manufacture and sales to the technology.

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

Manufacturing And Suppliers.

The Company has had discussions with Kogure Works Co., Ltd., a manufacturing company located in Takasaki, Japan, and believes this company can manufacture the Fire Bird Boiler, however, a formal agreement has not been entered into by the parties. For the case of entering a contract with Kogure for cooperation, the Company will seek to utilize Kogure's manufacturing facility and equipment for the production, and the Company will have no relationship with its former manufacturing company, Ishimaki Seiki in Ishimaki-city, Japan. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges. However, no such arrangements have been established by the Company at this time.

Current Status.

The Company believed that the Fire Bird Boiler was an effective technology for the dual purpose of incinerating waste tires and generating heat. However, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company was confronted with severe marketing difficulties for Fire Bird. Even though the Company once decided to seek to refine the boiler to accept other forms of waste including hazardous waste to be flexible in the market, the Company has determined no further production and investment on this technology or no further business relation with Kogure on this project as explained above. The Company does not know whether the project is continued in the future though the Company will keep holding the exclusive right of manufacture and sales to the technology.

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

Manufacturing And Suppliers.

The Company believed that the Ring-Tube Desalination equipment could be manufactured by Shinwa Yosetsu, a subcontract manufacture, in Akagi-city, Gunma, Japan. Later on, the Company estimated that it would be less costly to buy out Shinwa Yosetsu, who had a complete manufacture line of the water purification system and experienced technicians, as a subsidiary company with 100% control than to invest on the formation and structure from the scratch. As a result, the Company bought out Shinwa Yosetsu as projected investing $100,000, as of March 14th, 2005, and renamed it to Amanas Shinwa Corporation.

Current Status.

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is a hand-made manufacturing and it leads high cost production. Also there are many similar production companies which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has bought out Shiwa Yosetsu, a former subcontract manufacturing company, now as Amanasu Shinwa Corporation ("Amanasu Shinwa")., located at 70 Nishishikata Kasakake-cho, Nitta-gun, Gunma, and has a positive projection of less-cost production and distribution of water purification systems. The Company had made a sale of approximately $260,000 (30,000,000 YEN) by the month of September 2005. The Company has decided to discontinue the project on Sakagami's technology, the Ring-Tube Desalination equipment, and in 2006, the Company will focus only on producing and marketing water purification system and seawater desalination systems utilizing and employing new technologies under the management of Amanasu Shinwa. For the next 12 months, 5 units of new water purification systems ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs will be produced and distributed in Japan.

MARKETING OF TECHNOLOGIES.

The Company does not expect to continue the marketing and sale of its technologies regarding Amanasu Furnace, FireBird Boiler, and Ring-Tube Desalination equipment until such time as it has completed entering a contract with a third-party who sub-licenses the technologies or there is a potential opportunity and solid business plan to restart or commence a new production line in regard to the three technologies

COMPETITION.

Generally, the industries in which the Company expects to compete in, namely waste disposal and desalination, are highly competitive. These industries are populated by many national or international companies, with significantly greater resources than that of the Company. In the waste industry, many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerator use. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. Desalination equipment, which has been used extensively in the Middle East and elsewhere, represents significant competition to the Company's technology.

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

EMPLOYEES.

As of December 31, 2005, the Company has two employees, Shuichi Yamada, Izuo kato, located at its Seattle and Tokyo offices, respectively, and a regulatory assistant in its Tokyo office. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good. The Company didn't have a consultant thus no payment was made to a consultant during 2005.

Item 2. Description Of Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104. The premises consist of 1,500 square feet, and are leased at a monthly rental amount of $3,500 under a lease agreement which expires September 30, 2006. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company's Chairman, President and majority shareholder, and both companies share equally in the rent payment. The Company leases a Seattle apartment for a monthly rental of $1,000 under a lease agreement which expires February 28th, 2006. The Company also shares the rental expense of the apartment equally with Amanasu Technologies Corporation. In addition, the Company maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan. The premises are 1,000 square feet and are leased on an agreement which expires December 31, 2006 at $1,700 (200,000 Yen) per month, and also an apartment at 1-3-40 Roppongi, Minatoku, Tokyo at $1,000 (1,926,500 Yen) per month under a lease agreement which expires August, 2006. Amanasu Technologies Corporation occupies the same premises and co-pays the rental amount. The Company believes additional lease space at these locations will be available to support its future growth.

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

2004	Low Bid	High Bid
4th Quarter	0.70	2.75

2005	Low Bid	High Bid
1st Quarter	$2.75	$2.75
2nd Quarter	1.20	2.75
3rd Quarter	1.00	1.20
4th Quarter	0.55	1.50

As of March 15, 2006, there are 51 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

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

Recent Sales Of Unregistered Securities - Deposits for Common Stock

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. In July 2005, the Company made the repayment of the amount of $ 100,000 to Reraise and completed the liability.

Private Placement

During the year, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

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

As of August 4th, 2005, Kogure's six proprietary rights (See "Patents" below) to the license of the technologies and parts in connection with constructing the rotary kiln and its title were transferred to Amanasu Environment Corporation, and the amount of $290,000 that the Company previously funded to Kogure for marketing and promotion purposes replaced in as transfer fee. As a result, the Company possesses the exclusive worldwide right to the product, and can receive royalties from the sales of the rotary kiln by other companies.

Patents

Rotary kiln (Patent number 3564012, as of July 2nd, 2005); 2. Rotary kiln-Taiwan (Patent number 131102, as of August 21st, 2001); 3. Gas lark (petition number 2000-358861, patent pending); 4. Ash melting furnace and incinerating system (petition number 2002-325560, patent pending); 5. The interior wall of the kiln (petition number 2004-208198, patent pending); and 6. The method of cooling down the kiln (petition number 2004-208199, patent pending)

As of December 19th, 2005, the Company established a new company, Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. Amanasu Holdings and the former employees of Kogure jointly established an incorporation, named Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, and have employed 10 former technicians of Kogure. Amanasu Echo Frontier, which conducts its operation as a subsidiary company of Amanasu Holdings, is mainly producing incinerator, furnace, and medical waste treatment plant using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 units of furnace for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 units of medical waste treatment plants for $1,300,000-$1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, has made a temporary agreement on an order of manufacturing and delivering an incinerator for $14,000,000 (1,650,000,000 Yen) to Onyx by the end of 2007.

Amanasu Holdings will invest $85,000 (10,000,000 Yen) in the production of a model plant of water purification system managed by Amanasu Shinwa, and 5 units of water purification system ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs will be produced and distributed in Japan for the next 12 months.

The Company had an option of business cooperation with Kogure investing the capital of approximately $300,000, however the Company determined discontinuation of discussion in regard to settlement on a business relation with Kogure, therefore there is no further business projection in connection with Kogure at this present time.

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

During the fiscal 2005 and 2004 years, the Company spent $-0- and $-0- respectively on research and development.

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

Total assets as of December 31, 2005 were $3,198,771 representing an increase of $2,867,223 from total assets of $331,548 as of December 31, 2004.

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

Developmental Stage Company. The Company was incorporated on February 22, 1999, and is a development stage company. Presently, it has acquired certain technologies; however, the Company does not have any products available for commercial sale. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Ability To Develop Commercial Product. The Company presently maintains rights to three different technologies. At this time, proto-type versions of products for each of the three technologies have been developed, however, none of the products are commercially ready for sale. In order to reach a stage of commercial sales for the products, the Company prefers to put emphasis on joint venturing and funding a company who has advanced technological knowledge and progressed sales history of the same field for the purpose of cooperation. The Company can not predict that it will be successful in developing commercially ready products for any of the technologies in the near future or at any time.

Rapid Technological Changes. The industries in which the Company intends to compete with their technologies are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company's technologies obsolete or non?competitive.

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

Management . The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

Control Exercised By Management. As of March 15, 2006, the existing officers and directors, and affiliates will control approximately 78.80% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest. The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Reliance upon Third Parties. The Company does not intend on maintaining a significant technical staff nor does it intend on manufacturing its products. Rather it will rely heavily on consultants, contractors, and manufacturers to design, develop and manufacture its products. Accordingly, there is no assurance that such third parties will be available when needed at affordable prices.

Competition . Although management believes its products, if developed, will have significant competitive advantages to other products in their respective industries, with respect to such products, the Company will be competing in industries, such as the industrial waste industry, where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's products.

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See " Description of Business ? Proprietary Rights"). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company's technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company's patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation which could result in the negative perception by investors, which could cause the price of the Company's common stock to decline dramatically.

Indemnification of Officers and Directors for Securities Liabilities . The Company's By-Laws eliminates personal liability in accordance with the Nevada Revised Statutes (NRS). Section 78.7502 of the NRS provides that a corporation may eliminate personal liability of an officer or director to the corporation or its stockholders for breach of fiduciary duty as an officer or director provided that such indemnification is limited if such party acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation. In so far as indemnification for liability arising from the Securities Act of 1933 ("Act") may be permitted to directors, officers or persons controlling the Company, it has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A . Controls and Procedures.
Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei completed her university studies in Shanghai, China in 1982, and obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation. Ms. Lei is the wife of Atsushi Maki, the Chairman and President of the Company.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2005, 2004, 2003, and 2002, respectively:

SUMMARY COMPENSATION

	Annual Compensation
Name and
Principal		Salary	Bonus	Other
Position	Year	($)	($)	($)
Atsushi Maki	2005	-0-	-0-	-0-
	2004	-0-	-0-	-0-
	2003	-0-	-0-	-0-
Chairman, President	2002	-0-	-0-	-0-
And Treasurer

Lina Lei	2005	-0-	20,000	-0-
	2004	-0-	-0-	-0-
	2003	10,000(1)	-0-	-0-
Secretary	2002	-0-	-0-	-0-

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

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company's board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table will identify, as of March 15, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,000,816 shares of common stock of the Company which are issued and outstanding as of March 15, 2006. The address for each individual below is 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104, the address of the Company.

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
(2). Mr. Atsushi Maki, the Company's Chairman and President, is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.
(3). Includes 1,496,000 shares of common stock held individually by Mr. Maki, 1,000,000 shares of common stock deposited with a third party (see "Item 12 "Certain Relationships and Related Transactions"), 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Mr. Maki's wife, Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by his wife.
(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,490,000 shares of common stock beneficially owned by Ms. Lei's husband, Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by her husband.

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

Effective September 30, 2002, the Company entered into a license agreement with Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation, both Japanese companies, whereby the Company received the worldwide, exclusive license for a term of 30 years for the production and marketing of a hot water boiler which incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company's President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The $95,000 paid by the Company's President is a contribution to capital to the Company. The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology.

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

On May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd ("Kyoei"), a publicly traded company in Tokyo, Japan. The purchase price for the shares is $4,993,000. The agreement called for the payment of 20% of the purchase price on May 31, 2003, and the balance was due on June 25, 2003. On or about May 31, 2003, Atsushi Maki, the Company's President and controlling shareholder, deposited with Jipangu 1,000,000 shares of common stock of the Company owned by Mr. Maki. However, the Stock Purchase Agreement with Jipangu provided that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The deposit of common stock made to Jipangu by Mr. Maki was made on behalf of the Company. On December 10, 2003, the Company transferred its rights under the agreement with Jipangu to Mr. Maki, and Mr. Maki has released and indemnified the Company from any obligation under the Jipangu agreement.

The Company shares office space for its Seattle and Tokyo offices and shares an apartment in Seattle with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934, and a company controlled by the Company's Chairman, President and majority shareholder (See "Part I - Item 2 Description of Property").

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

31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

The Company has reached the conclusion of establishing a new subsidiary company named AMANASU HOLDING CORPORATION ("AMANASU HOLDINGS"), and an amount of $831,000 was paid by the Company on December 9th, 2005 as Capital investment for the initiation. (Filed on December 28, 2005)

Extension of expiration date on the term of Loan Contract concluded between Amanasu Environment Corporation ("the Company") and Mr. Izuo Kato ("Mr. Kato"). (Filed on December 28, 2005)

As of December 5th, 2005, Amanasu Environment Corporation ("the Company") entered into a contract with Amanasu Technologies Corporation ("Amanasu Technologies") for a purchase of common stock of Amanasu Technologies. As of December 9th, 2005, the Company purchased 50,000 shares of the common stock of Amanasu Technologies for $2.00 per share and paid the sum of $100,000. (Filed on December 28, 2005)

On April 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato") to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company's products. (Filed on August 9, 2005)

On April 11, 2005, Amanasu Environment Corporation ("the Company") purchased a model plant of furnace for ash disposal called "Swing Melter" from Kogure Works Co., LTD. ("Kogure"), and paid the amount of $400,000 for the model on April 19, 2005. (Filed on August 9, 2005)

On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Kogure Works. Co., LTD. ("Kogure") to fund $290,000 to Kogure for the purpose of promotion of Kogure's incinerator to State Environmental Protection Administration of China and to receive a purchase order from the organization. (Filed on May 10, 2005)

On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Shinwa Yosetsu ("Shinwa Yosetsu") to fund $ 100,000 to establish a new company in order to conduct a project. (Filed on May 10, 2005)

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2005 were $8,920 and for 2004 were $8,495.
(2) Audit Related Fees for 2005 and 2004 were $0.
(3) Tax Fees for 2005were $0 and 2004 were $0
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2005 and 2004.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Environment Corporation

I have audited the accompanying balance sheet of Amanasu Environment Corporation (a development stage company) as of December 31, 2005 and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2005, and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
May 18, 2005
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2004

ASSETS

Current Assets:
Cash	$523,318
Certificate Of Deposit	$1,000,000
Accounts and notes receivables	$78,434
Work in progress	$19,186
Advance to vendor	$94,000
Advances to employees	24,179

Total current assets	1,739,117

Fixed Assets:
Machinery and equipment	485,846
Less, accumulated depreciation	71,462
Net fixed assets	414,384

Other Assets:
Advances to affiliates	101,885
Investments	747,370
Security Deposits	143,595
Advance to shareholders	42,420
Licensing agreements	10,000

Total other assets	1,045,270

Total Assets	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$21,210
Accounts Payable	19,425
Accrued expenses	3,578
Payroll and other taxes payable	16,420
Employee loans	14,640
Shareholder advance	100

Total current liabilities	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001
Additional paid in capital	4,257,039
Retained deficit	(1,182,637)
Other comprehensive income	4,995

Total stockholders' equity	3,123,398

Total Liabilities and Stockholders' Equity	$3,198,771

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2005	Year 2004

Sales	$478,003		$-
Cost of Goods sold	$271,552

Gross Profit	$206,451

Expenses	533,125		149,835

Operating Loss	(326,674)		(149,835)

Other Income(expense)
Interest Income	50,783		158)
Impairment Charge - write down
of licensing agreements	(292,030)

Net Loss	$(567,921)		$(149,677)

Net loss per share -
Basic and Diluted	$-	$	(-)

Average number of
shares outstanding	43,940,542/font>		43,000,916

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, and 2004

	Common Stock		Additional	Retained	Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income		Total

Balance, December 31, 2003	43,020,816	$28,821	$872,119	$(465,039	$-		$435,901

Adjustments	(20,000)	$14,180	$(114,080)				(99,000)

Net loss for period				(149,677			(149,677)

Balance, December 31, 2004	43,000,816	43,001	758,039	(614,716			186,324

Sales of common stock	1,000,000	1,000	3,499,000				3,500,000
Net loss for period				(567,921)			(567,921)

comprehensive income					4,995		4,995

Balance, December 31, 2005	44,000,816	$44,001	$4,257,039	$(1,182,637)		$4,995	$3,123,398

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year 2004	Year 2003

CASH FLOWS FROM OPERATIONS:
Net loss	$(567,921)	$(149,077)
Charges not requiring the outlay of cash:
Depreciation and amortization	58,777	22,406
Write down of licensing agreements	292,030	-
Equity in losses of investee companies	11,780	-
Changes in current assets and liabilities:
Increase in notes and accounts receivable	(78,434)
Increase in work in progress	(19,186)
Increase in advance to vendor	(94,000)
Increase in advance to employees	(24,179)
Increase in short term bank loan	21,210
Increase in accounts payable	19,425
Increase in advance to shareholders	(42,420)
Increase in payroll and other taxes payable	13,430	2,990
Increase in accured expenses	3,578
Increase employee loans	14,640
Net Cash Consumed By

Operating Activities	(391,270)	(123,681)	(	)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of machinery and equipment	(459,987)	-
Investments	(801,384)	-
Increase in security deposits	(100,000)	-
Advance to affiliate	(138,595)	-
Investment in certificate of deposit	(1,000,000)	-

Net Cash Provided (Consumed)
By Investing Activities	(2,499,966)		(	)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	3,500,000
Refund of stock investment
	(99,000)

Net Cash Provided By
Financing Activities	3,400,100

Exchange Rate Effect on cash	4,995
Net Change in Cash Balances	513,859	(123,681)
Cash balance, beginning of period	9,459	133,140

Cash balance, end of period	$523,318	$9,459

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.	ORGANIZATION and BUSINESS

Organization of Company
The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business
On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan. On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (Holdings), which is located in Tokyo, Japan. Holdings made investments in five other Japanese companies during 2005, including an $84,288 investment in Shinwa. The investee companies are involved in a variety of businesses, described in Note 8. Shinwa performs fabricating services, principally welding, on stainless steel piping; it has also developed, and continues development of systems for cleaning the waters of rivers, streams and lakes.

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

Development Stage Accounting
The Company was, until 2005, a development stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. The Company is no longer in the development stage.

Risk and Uncertainties
Approximately 60% of the sales of Shinwa are to one customer. Management does not view this concentration as a significant risk.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Holdings and Shinwa. All significant intercompany balances and transactions have been eliminated in consolidation.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fixed Assets
Fixed assets are recorded at cost. Depreciation is computed using accelerated methods, with lives of five years for vehicles, and seven years for machinery and equipment, ten years for tools, and fifteen years for building improvements.

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

The license for the hot water boiler was acquired at a cost of $250,000, plus 650,000 shares of common stock. The stock was valued at $.10 per share, bringing the total cost to $315,000. The license for the seawater purification process was acquired for 1,050,000 shares of common stock which were valued at $31,500. Amortization of these costs has been provided by the straight line method using lives of 17 years, which is based on patent life. The latter two intangible assets were evaluated during 2005 and a write off was made of a substantial portion of their book value. (See Note 8).

Income Taxes
Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards.

Recognition Of Revenue
Revenue is realized from sales of products and services. Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

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

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

2 .	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Foreign Currency Translation
Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen). They are translated into US dollars as follows:

(a) Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;
(b) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumptions of liabilities; and,
(c) Revenues and expenses, at the average rate of exchange for the year.

Other Comprehensive Income
The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. No such transactions occurred during the years 2005 or 2004.

Advertising Costs
The The Company will expense advertising costs when an advertisement occurs. Amounts expensed were $3,750 during 2005; there was no such expense in 2004.

Segment Reporting
Management will treat the operations of the Company as one segment.

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash, miscellaneous receivables, and payroll taxes payable, approximate their fair values at December 31, 2005.

Net Loss Per Share
The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements
The Company does not anticipate the adoption of recently issued accounting pronouncement to have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

3.	RELATED PARTY TRANSACTIONS

The Company advanced $100,000 in October, 2005 to a company with which the Company president is affiliated. Another $100,000 was advanced to that Company in January 2006. Both advances were repaid, without interest, in March 2006.

The Company president received a $27,000 advance from Shinwa in November 2004, and a $45,000 advance from Shinwa in December 2005. The $27,000 advance was repaid, without interest, in December 2004.

4.	PROVISION FOR DOUBTFUL ACCOUNTS

The balance of notes and accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1,347.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

5.	INCOME TAXES

The Company has experienced losses during each year since 1999, which have totaled $1,143,640. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, a portion of the NOL carryforward will expire each year during the years 2019 to 2024.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets	$194,644
Valuation Allowance	194,644
Balance Recognized	$-

6.	INVESTMENTS

On December 16, 2005, Holdings made investments in four operating companies which are located in Japan. The equity interest in each of these companies is not more than 50% and the companies are not consolidated in these financial statements. They are accounted for by the equity method of accounting. These investments are summarized below, along with a brief description of each

	Investment		Company Share Of
	Debt	Equity	2005 Loss

BJSS, Inc.	$ -	$89,346	$3,307
Felice, Inc.	42,114	84,228	8,473
Echo Frontier Corp.	42,114	101,073	-
Creative Ducks Corp.	106,969	-	-
Total	191,197	$274,647	$11,780

During January 2006, investments totaling $129,000 were made in two other companies located in Japan.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

6.	INVESTMENTS (CONT'D)

BJSS, Inc.

This is a temporary employment agency with offices in Bangladesh and Japan.

Felice, Inc.

This company will operate beauty salons. The salons will be operated on a membership basis.

Echo Frontier Corp.

This company will manufacture products for which the Company holds patents. The Company expects to receive patent royalties on the sales of this company.

Creative Ducks Corp.

This company will produce plants for sterilization systems, primarily to treat the ozone effect.

7.	INVESTMENT IN SWING MELTER

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased for $400,000 a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company will receive patent royalties on sales of the Swing Melter.

8.	IMPAIRMENT

The Company has investments which totaled $346,500 in licensing rights to three products (see Note 1). During 2005, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $10,000 through a $292,030 loss provision.

9.	SHORT TERM BANK LOAN

The short term bank loan bears interest at 8% and is due June 7, 2006.

10.	RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Seattle, Washington under a noncancelable operating lease which expires September 30, 2005. In addition, the Company leases a Seattle apartment under an operating lease that expires October 10, 2006. The Company also leases office facilities and an apartment in Tokyo under operating leases. During 2005, the Company incurred rent expense of $206,823. In 2004, rent expense was $32,100.
The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2005.

Year ending
December 31,	Amount

2006	$210,493
2007	$170,493

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the years 2005 and 2004. There was no non-cash financing or investing activity during these years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Environment Corporation

/s/ Atsushi Maki	May 14, 2006
President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 14, 2006,
/s/ Atsushi Maki
Director

12