Form 10QSB/A
period 2005-03-31
AMANASU ENVIRONMENT CORP
filed 2006-05-23
CIK 1142801

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of November 10, 2005. Transitional Small Business Disclosure Format:   Yes  O      No  X

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

Current Assets:	March 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)
Cash	$362,684	$523,318
Certificate Of Deposit	$1,000,000	$1,000,000
Accounts and notes receivables	$77,050	$78,434
Work in progress	$402	$19,186
Advance to vendor	$94,000	$94,000
Accured interest receivable	$3,070	$-
Advances to employees	42,521	24,179

Total current assets	1,579,727	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	86,767	71,462
Net fixed assets	399,049	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Investments	992,742	747,370
Security Deposits	143,595	143,595
Advance to shareholders	42,420	42,420
Licensing agreements	10,000	10,000

Total other assets	1,190,642	1,045,270

Total Assets	$3,169,418	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	16,994	19,425
Accrued expenses	73,807	3,578
Payroll and other taxes payable	8,903	16,420
Employee loans	7,654	14,640
Shareholder advance	100	100

Total current liabilities	107,458	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,257,039	4,257,039
Retained deficit	(676,054)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	9,456	4,995

Total stockholders' equity	3,061,960	3,123,398

Total Liabilities and Stockholders' Equity	$3,169,418	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	For The Three Month Periods Ended
	March 31 2006	March 31 2005

Sales	$142,732	$-
Cost of Goods sold	$133,145	-
Gross Profit	$9,587	-

Expenses	129,418	75,989
Operating Loss	(119,831)	(75,989)

Other Income (expense)
Interest Income	12,454	1,105
Equity in earnings of investee companies	39,905	-
Other income	1,697	-
Interest expense	(124)	-

Net Loss	$(65,899)	$(74,884

Other Comprehensive Income:
Gain on foreign currency conversion	$4,461	$-

Total Comprehensive Income	61,438	(74,884)
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Month Periods Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(65,899)	$(74,884
Charges not requiring the outlay of cash:
Depreciation and amortization	15,335	5,540
Equity in results of investee companies	(39,905)	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	1,384	-
Decrease in work in process	18,784	-
Increases in accrued expenses	70,229	276
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(18,342)	-
Decrease in accounts payable	(2,431)	-
Increase in advance to shareholder	(6,986)	-
Decrease in payroll and other taxes payable	(7,517)	-
Net Cash Consumed By
Operating Activities	(38,418)	(69,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(205,467)	(390,000)
Increase in security deposits	-	(138,595)
Advance to affiliate	(100,000)	-
Repayment of advances to affiliate	200,000	-

Net Cash Provided (Consumed)
By Investing Activities	(105,467)	(528,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	3,500,000
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	(21,210)	3,500,000

Exchange Rate Effect on cash	4,461	-

Net Change in Cash Balances	(160,940)	2,902,337
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$362,684	$2,991,796

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-KSB for the year ended December 31, 2005.

2.	INVESTMENTS

The Company made two new investments during the quarter and added to its other investments. One of the new investments (for $86,207) is to a company that will provide pet services; the second (for $43,103) is to a company that will provide marketing support to Amanasu Shinwa Corporation. Both new investments are loans which are due December 31, 2006, with interest at 5%.

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

The Company did not generate any revenues for the three months ended March 31, 2006 or for the same period in 2005 except for interest earned in bank deposits in the amount of $12,454 and $1105 respectively.

Total expenses for the nine months period ending March 31, 2006 was $129,418 compared to $75,989 for the same period of 2005. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

During the year of 2005, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended March 31, 2006 cash used in operating activities was $38,418 compared to $ 69,068 for the same period in 2005.

Total assets as of March 31, 2006 were $3,169,418 representing an decrease of $29,353 from total assets of $3,198,771 as of December 31, 2005.

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

Date: May 23, 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer