Form 10KSB/A
period 2005-12-31
AMANASU ENVIRONMENT CORP
filed 2006-06-02
CIK 1142801

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
  [x] Yes  [o] No
  [x] Yes  [o] No
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

On June 8, 2000, the Company obtained the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The rights were obtained pursuant to a license agreement with Masaichi Kikuchi, the inventor of the technology, for a period of 30 years. The Company issued 1,000,000 share of common stock to the inventor and 200,000 shares of common stock to a director of the inventor's company. Under the licensing agreement; the Company is required to pay the licensor a royalty of two percent of the gross receipts from the sale of products using the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

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

The proprietary aspect of the Amanasu furnace is the unique combustion system that generates abnormally high temperatures in excess of 2,000 degrees Celsius within the furnace compartment. A proprietary formula of low cost metals, such as powered aluminum and iron, is combined with an air pressurized, hydrocarbon flame creating a superheated hydrogen combustion flame. A spray nozzle or burner injects the flame into the furnace compartment where the flame is irradiated with microwaves to create an ionized flame reaching a heat conversion temperature of 18,000 C but an actual measured temperature of 1,800-2,300 C inside the furnace compartment. By contrast, an ordinary burner, neutral flame reaches temperatures between 800 to 1,600 C. In order to raise the temperature to the 1,800 to 2,300 degrees C range, large amounts of additional energy is required, typically, electricity; however, the cost of this energy source is expensive and generally would be cost prohibitive to the operation of a furnace. The Company's proprietary system reaches these temperatures using approximately 20 gallons of kerosene or light oil per hour for each one ton of daily capacity. For example, a five ton daily capacity unit requires five times as much hydrocarbon use or 100 gallons, per hour. The furnace reaches maximum temperatures within four to five hours after flame ignition. The resultant effect is a low cost methodology of generating extremely high temperatures within a confined furnace compartment.

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

However, even though the Company made a great effort to meet its goal, the Company was confronted with several difficulties and started considering the alteration of the function of the original furnace, which manages daily wastes, to a furnace which manages specific waste, such as industrial and medical waste. During this period, the Company was also exploring the option of a possible business cooperation with a company in the same industry that had more advanced furnaces with a lower production cost. Kogure Works Co, Ltd., with a 34 year history of successful business in Japan, was such a company. The pricing of their product was set at $100,000/t and eventually reducing the price by 20% would make it an ideal prospect. Thus, the Company then considered investing capital into Kogure Works. The Company could not predict whether it will be successful in the alternation of structure or achieve its desired pricing.

The proprietary combustion system of the Amanasu furnace would be manufactured by Kogure Works Co.,Ltd. in Takashaki-city, Gunma, Japan with a term of business cooperation.

Current Status.

As discussed above, the Company expected to alter the function of the Amanasu Furnace in order to specify its market place; however, there has not been a strong demand for their product and technologies due to the cost of manufacturing a unit. The Company did not reach the successful and complete refinement and cost reduction as they had planned; therefore, no further production and investment on this technology has been determined, and there is no further business relation with Kogure Works Co., Ltd. ("Kogure") on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales of the Amanasu Furnance will remain with the Company.

Fire Bird Boiler.

Overview and History.

The Fire Bird Boiler is a dual purpose technology which incinerates waste tires, which then generates a source of heat. During 1998, the inventor of the technology constructed two proto-type boilers. The licensor currently operates one of the units in Ishinomaki, Japan. The operating boiler currently has a 5 ton/day capacity. Although its capacity is not fully utilized, and the heat by-product steadily maintains a green house at 25 C. The Company will be focusing on promoting the Fire Bird Boiler and opening the market to the green house sector.

Description of the Fire Bird Boiler.

The Fire Bird Boiler technology is a patented process which incinerates whole waste tires in a non polluting manner emitting heat or steam in the incineration process. The technology provides for combustion efficiency and seeks to minimize dioxin generation, which is generally a by-product of imperfect combustion.

The boiler is comprised of a "combustion room", a "water jacket" for protecting and cooling metals in the combustion room, and an "air layer" for insulating heat radiation. The combustion chamber is circular, with a power forced ventilation device, which accelerates the process for a more efficient combustion. Hot Steam is then introduced at the burn point, which increases the oxygen capacity creating the high burning temperatures in the combustion chamber. During the incineration process, temperatures can reach as high as 1,000 degrees C. In other boiler or incineration technologies, reaching temperatures of 1,000 degrees C generally takes 4 hours to prevent any internal damage caused by a rapid rise in temperature; however, due to the heat protection attributes of the water jacket, the boiler can reach 1,000 degrees C in approximately two minutes without causing damage to any of the internal components of the boiler. The high temperatures enable the waste tire to be incinerated with minimal waste, odor, and gas dioxins. Prior technologies have required that waste tires be pulverized prior to incineration. This process is designed to accept whole waste tires through a conveyor, while sensors manage the combustion process. The sensors calculate the number of tires and the timing of their delivery as well as maintaining water supply and temperature conditions. The unit has a combustion capacity of 100 kilograms per hour, and can generate 932,000 kcal of energy per hour. The Company believes that the operating costs of the boiler are minimal, due to the fact that the fuel source is the waste tires.

The weight of the 5 ton/day capacity boiler, which is similar to the inventor's operating unit, is 1,939 kg, and measures 3,850 mm in length and 1,650 mm in width. The Company will attempt to re-design the boiler to accept waste products such as non-toxic bulk waste, in addition to waste tires. If successfull the Company believes that an increase in product versitility will increase the demand of the product. At this time, the Company does not have projected prices for a re-designed unit, although the Company will seek to achieve, through its re-design efforts, a retail price of $100,000 per ton of capacity. The Company can not predict whether it will be successful in its redesigning efforts and/or achieve its desired pricing.

Manufacturing And Suppliers.

The Company has had discussions with Kogure Works Co., Ltd., a manufacturing company located in Takasaki, Japan, and believes this company can manufacture the Fire Bird Boiler, however, a formal agreement has not been entered into by both parties. If a contract with Kogure Works can be established, the Company will seek to utilize Kogure's manufacturing facility and equipment for the production, and the Company will no longer continue with its former manufacturing company, Ishimaki Seiki in Ishimaki-city, Japan. Alternatively, the Company may sub-contract the assembly and component manufacturing to firms located in proximity to its customer so as to eliminate excessive shipping charges; however, no such arrangements have been established by the Company at this time.

Current Status.

The Company believed that the Fire Bird Boiler was an effective dual purpose technology for incinerating waste tires and generating heat; however, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company was confronted with severe marketing difficulties for Fire Bird Boiler. Even though the Company once decided to seek to refine the boiler to accept other forms of waste, including hazardous waste, to be flexible in the market, the Company has determined no further production and/or investment on this technology and no further business relation with Kogure on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales for the Fire Bird Boiler will still remain with the Company

Ring-Tube Desalination

Overview and History.

A prototype of the desalination plant was built by the inventor in 2001. The plant is located in Oita, Japan. The operating rate of the plant is 1.4 tons of water per day or 1 liter of water per minute. It has not been commercially produced yet. The Company believes that the existing capacity is insufficient and too costly for its targeted markets, and the Company is planning to rely on a subcontracted water purification system manufacturer for the production. The subcontracted company will attempt to re-engineer the technology, taking the efficient parts to create a more cost efficient system.

Description of the Ring-Tube Desalination.

Large scale desalination is conducted mainly by distillation or reverse osmosis methodologies. In the past, distillation has been used for large scale desalination, while reverse osmosis had been used for medium size and small desalination; however, recent developments in reverse osmosis have increased output and are now used for large scale desalination. In both methods, the technologies condense seawater to make fresh water; however in their processes, calcium carbonate and magnesium hydroxide is created in the form of scales which adheres to the equipment and pipes. The amount of scales increases with temperature. This condition is more common with distillation processes than reverse osmosis (RO) process. Scale inhibitors or other cleaning methods are introduced to the process to control or lessen the amount of scales on the equipment and pipes, however oftentimes, they are not completely effective, and are generally costly to use. RO is performed in a single or two step method. The single step method requires more pressure to separate the fresh water from the impurities, while the two step method uses less pressure, but more energy to separate the fresh water. As a result of the high pressure conditions, special sealing technologies and materials for piping and pumps are required to withstand these conditions, which are generally expensive.

The Ring-Tube technology is used as a filter to purify seawater into drinking water and also treats sewage and wastewater, by removing pollutants and bacteria. The technology is different than both methodologies (distillation and RO) described above. The equipment filters bacteria and other impurities through its fine rings and comb type filter and reduces the presence of inhibiting scales on the equipment. The impurities are then destroyed by the high pressure and temperature in the ring-tube. The Company believes that its technology is more cost efficient to construct and operate than conventional RO equipment. Its fresh water recovery rate is 95% compared to the less than 40% of the RO method. Moreover, water produced from the Company's technology retains a certain amount of salt and minerals and does not require a pH adjustment. RO filtration removes all minerals and salt, requiring minerals to be added to improve flavor, and an adjustment to reduce pH levels. The reject brine resulting from RO filtration is discharged in the ocean creating higher salt concentrations in such areas, however, the by-product from the Company's technology is sufficiently condensed allowing it to be sold as a salt product.

Manufacturing And Suppliers.

The Company believed that the Ring-Tube Desalination equipment could be manufactured by Shinwa Yosetsu, a subcontract manufacture, in Akagi-city, Gunma, Japan. Later on, the Company estimated that it would be more cost efficient to buy out Shinwa Yosetsu, who had a complete manufacture line of the water purification system and experienced technicians, as a subsidiary company with 100% control than to invest on the formation and structure from the scratch. As a result, the Company bought out Shinwa Yosetsu as projected investing $100,000, as of March 14th, 2005, and renamed it to Amanasu Shinwa Corporation.

Current Status.

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets due to the fact the equipment is hand-manufacturing, which leads to high production cost. This is a cause for concern because there are many similar production companies, which promote water purification systems in Japan; therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company has bought out Shinwa Yosetsu, a former subcontract manufacturing company, now as Amanasu Shinwa Corporation ("Amanasu Shinwa")., located at 70 Nishishikata Kasakake-cho, Nitta-gun, Gunma, and has a positive projection for low-cost production and distribution of water purification systems.

With the aquisition of Shinwa, Amanasu Shinwa now has furnace technology, as well as maintenance management businesses and welding businesses, and maintain the top level of operation in Japan. With current developments the Company has decided to discontinue the Ring-Tube Desalination project, and in 2006, the Company will focus only on producing and marketing water purification systems and seawater desalination systems utilizing and employing new technologies under the management of Amanasu Shinwa.

MARKETING OF TECHNOLOGIES.

The Company does not expect to continue the marketing and sale of its Amanasu Furnace, FireBird Boiler, and Ring-Tube Desalination equipment until a contract ca be made with a third-party who sub-licenses the technologies or there is a potential opportunity and solid business plan to restart or commence a new production line in regard to the three technologies.

COMPETITION.

Generally, the industries in which the Company expects to compete in, namely waste disposal and desalination, are highly competitive. These industries are populated by many national or international companies, with significantly greater resources than that of the Company. In the waste industry, many of these competitors dispose of toxic waste in tradition methods such as landfills, and incinerators. Despite the fact that these methods may not be environmentally friendly, they are nonetheless in compliance with governing regulations, and therefore, represent significant competition to the Company. In addition, competition will include other waste disposal systems that handle toxic and environmental waste in a non-pollutant manner. Desalination equipment, which has been used extensively in the Middle East and elsewhere, represents significant competition to the Company's technology.

PROPRIETARY RIGHTS.

The Company obtained the exclusive world-wide rights to the Amanasu Furnace for a period of 30 years commencing June 8, 2000 pursuant to the licensing agreement with Mr. Kikuchi, the inventor. In 1996, Mr. Kikuchi, the inventor, received a patent in Japan for the combustion technology, which expires in 2016. The Company anticipates that it will file for patent protection in other countries prior to any marketing efforts in such country.

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

Item 2. Description Of Property.

The Company's executive offices are located at 701 Fifth Avenue, 42nd Floor, Seattle, Washington 98104. The premises consist of 1,500 square feet, and are leased at a monthly rental amount of $3,500 under a lease agreement which expires September 30, 2006. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934. The Company leases a Seattle apartment for a monthly rental of $1,200 under a lease agreement.In addition, the Company maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan. The premises are 1,000 square feet and are leased on an agreement which expires December 31, 2006 at $1,700 (200,000 Yen) per month, and also an apartment at 1-3-40 Roppongi, Minatoku, Tokyo at $17,000 (1,926,500 Yen) per month under a lease agreement which expires August, 2006. The Company believes additional lease space at these locations will be available to support its future growth.

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

During the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. As of the date hereof, the shares have not been issued due to pending documentation needed to affect a new share issuance. As a result, the $99,900 consideration received should be considered a liability, as opposed to a capital contribution, until the shares have been issued. In July 2005, the Company made the repayment of the amount of $ 100,000 to Reraise Corporation thus ending the Company's liability.

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

Patents

Rotary kiln (Patent number 3564012, as of July 2nd, 2005); 2. Rotary kiln-Taiwan (Patent number 131102, as of August 21st, 2001); 3. Gas lark (petition number 2000-358861, patent pending); 4. Ash melting furnace and incinerating system (petition number 2002-325560, patent pending); 5. The interior wall of the kiln (petition number 2004-208198, patent pending); and 6. The method of cooling down the kiln (petition number 2004-208199, patent pending)

As of December 16th, 2005, the Company established a new company, Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. Amanasu Holdings and the former employees of Kogure jointly established an incorporation, named Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, and have employed 10 former technicians of Kogure. Amanasu Echo Frontier is mainly producing incinerator, furnace, and medical waste treatment plant using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 furnace units for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 medical waste treatment plant units for $1,300,000-$1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, has made a temporary agreement on an order for an incinerator at $14,000,000 (1,650,000,000 Yen) to be manufactured and delivered by the end of 2007.

Amanasu Holdings invested $85,000 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa for the follow items.
(i) The Production of a model water purification plant managed by Amanasu Shinwa.
(ii) 5 Water purification units ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs, which will be produced and distributed in japan for the next 12 months
With the funds, Amanasu Shinwa has also started developing a new plant using ozone sterilization technologies , and are expecting increase of sales by the new development. The new plant will be used for swimming pools, public bathes, and kitchens and the wide range of other market places are being prospected. The expecting sale for 2007 is 300,000,000 Yen.

Amanasu Holdings invested 10,000,000 Yen and loaned it 5,000,000 Yen into Felice Ltd;, located at 3-41 Akebono-chou Senju Adachi-ku Tokyo, on December 16th ,2005. Felice runs beauty salons and a new type of beauty salon is in consideration for construction. The business will be run by the memberships therefore Amanasu Group will encourage raising the number of the memberships. The goal of the sale for 2007 is 360,000,000 Yen.

Amanasu Holdings invested 11,000,000 Yen into BJSS Ltd; located at 1-5 Suda-Chou Chitoda-ku Tokyo on December 16th 2005 and made additional investment of 9,000,000 Yen on January 26th 2006. This is a temporary employment agency. There are offices in Bangladesh and Japan. Their sales are increasing and showing the highest sales record of 100,000,000 Yen by the end of March in 2006. Expanding more branch offices and reaching sales of 1,800,000,000 Yen are planned in 2007.

Amanasu Holdings invested 10,000,000 Yen into Petstyle Ltd;, which runs a pet model business,located at#406, Mansion Kyassuru,13-8 Daikanyamacho, Shibuya-ku Tokyo, on January 11th 2006. The business will be run by the memberships therefore Amanasu Group will encourage raising the number of the memberships. The pet industry is increasing in its popularity in Japan and all over the world. The company is aiming to establish its business as a pioneer of total management for the pets in Japan. The first aim of the Company is to increase the number of memberships that can be beneficial to other business in the group. The goal is to collect 100,000 people as the members in 3 years. The expected sale for 2007 is 150,000,000 Yen.

Amanasu Holdings invested 5,000,000 Yen and loaned 5,000,000 Yen to Japan Amanasu Project Support Ltd;, located at 2-2-5 Nishikanda Chiyoda-ku Tokyo, on January 26th 2006. This company has been established to manage marketing for the incinerator(Amanasu Eco Frontie) and other products of Amanasu Holdings. Simultaneously, the company is planning to produce a new bathing method: Using rocks that have mineral elements, which radiate far infrared rays by heat, and spread out the heated rocks in a closed room. The concept is similar to a sauna. The far infrared rays have special healing attributes to the body, promoting health. The expected sale for 2007 is 300,000,000 Yen.

The Company had the option of a business cooperation with Kogure investing capital of approximately $290,000; however, the Company discontinued discussions in regard to settlement on a business relation with Kogure, therefore there is no further business projects in connection with Kogure at this present time.

The Company or Amanasu Echo Frontier is considering to establish an organization for joint ventures with MINMETAL in China for the purposes of conducting joint marketing of medical waste treatment plants with MINMETAL. The establishment might take place in 2006 with total investment of 50,000,000 Yen, 51% of which will be invested by The Amanasu Environment or Amanasu Echo Frontier.

Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $120,000 for the next 12 months. This amount is comprised of the following estimated costs; $10,000 in annual salaries for office personnel and consultants, $50,000 for rent, $20,000 for professional fees and $20,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell the shares to gain the capital of the operation.

During the fiscal 2005 and 2004 years, the Company spent $-0- and $-0- respectively on research and development.

Liquidity And Capital Resources.

In May 2001, the Company received $200,000 resulting from the exercising of 20,000,000 stock purchase options by the Company's principal shareholder. During 2003, in connection with the acquisition of the Fire Bird boiler, the Company's President made a contribution of capital to the Company in the amount of $95,000. In addition during the 2003 period, the Company raised $100,000 from the sale of 20,000 shares of its common stock to one investor.

Total assets as of December 31, 2005 were $3,198,771 representing an increase of $2,867,223 from the total assets of $331,548 as of December 31, 2004.

Forward Looking Statements. Certain statements contained in this Annual Report on Form 10-KSB include forward looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

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

Rapid Technological Changes. The industries in which the Company intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company's technologies obsolete or non?competitive.

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

Protection Of Intellectual Property. The success of the Company will be dependent, in part, upon the protection of its proprietary of its various technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See " Description of Business - Proprietary Rights"). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company's technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company's patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation, which could result in the negative perception by investors, which could cause the price of the Company's common stock to decline dramatically.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2005, 2004, 2003, and 2002, respectively:

SUMMARY COMPENSATION

	Annual Compensation
Name and
Principal		Salary	Bonus	Other
Position	Year	($)	($)	($)
Atsushi Maki	2005	-0-	-0-	-0-
	2004	-0-	-0-	-0-
	2003	-0-	-0-	-0-
Chairman, President	2002	-0-	-0-	-0-
And Treasurer

Lina Lei	2005	-0-	-0-	20,000
	2004	-0-	-0-	-0-
	2003	10,000(1)	-0-	-0-
Secretary	2002	-0-	-0-	-0-

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

Item 12. Certain Relationships And Related Transactions.

On December 15, 1999, the Company entered into an agreement with Amanasu Corporation, a Japanese corporation, under which Amanasu Corporation agreed to arrange a granting of a license to the Amanasu Furnace, to the Company. In exchange for obtaining the license to the Technology, the Company agreed to issue Amanasu Corporation 13,000,000 shares of its common stock and stock purchase options to acquire another 20,000,000 shares of common stock at a price per share of $0.01. In addition under the terms of the agreement, the Company agreed to issue 1,000,000 shares of common stock to the inventor of the technology, and 200,000 shares of common stock to the executive director of the inventor's Company. In May 2001, Amanasu Corporation exercised its option to acquire 20,000,000 shares of common stock of the Company and paid the sum of $200,000 to the Company. Mr. Atsushi Maki, the Company's Chairman and President, is the sole shareholder of Amanasu Corporation.

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

Effective September 30, 2002, the Company entered into a license agreement with Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation, both Japanese companies, whereby the Company received the worldwide, exclusive license for a term of 30 years for the production and marketing of a hot water boiler, which incinerates waste tires in a safe and non-polluting manner and extracts heat energy from the incineration process. As consideration for this acquisition, the Company paid the licensors $250,000, of which the Company's President paid $95,000, issued to them 600,000 shares of common stock, and issued to an affiliate of the licensors 50,000 shares of common stock. The $95,000 paid by the Company's President is a contribution of capital to the Company. The licensors are entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology.

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

On May 14, 2003, the Company entered into a Stock Purchase Agreement to acquire from Jipangu Inc. ("Jipangu"), a private, unaffiliated Japanese company, 10,000,000 shares of Kyoei Reiki Industrial Corporation Ltd ("Kyoei"), a publicly traded company in Tokyo, Japan. The purchase price for the shares is $4,993,000. The agreement called for the payment of 20% of the purchase price on May 31, 2003, and the balance was due on June 25, 2003. On or about May 31, 2003, Atsushi Maki, the Company's President and controlling shareholder, deposited with Jipangu 1,000,000 shares of common stock of the Company owned by Mr. Maki. However, the Stock Purchase Agreement with Jipangu stated that if Kyoei becomes bankrupt or is under receivership for bankruptcy before the remaining amount (80%) is due, Jipangu waives the right to collect the final amount. On June 25, 2003, Kyoei was placed under receivership with Tokyo District Court. The Company believes that it is not required to pay Jipangu the remaining amount due under the Stock Purchase Agreement. The deposit of common stock made to Jipangu by Mr. Maki was made on behalf of the Company. On December 10, 2003, the Company transferred its rights under the agreement with Jipangu to Mr. Maki, and Mr. Maki has released and indemnified the Company from any obligation under the Jipangu agreement.

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

31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

The Company has reached the conclusion of establishing a new subsidiary company named AMANASU HOLDING CORPORATION ("AMANASU HOLDINGS"), and an amount of $831,000 was paid by the Company on December 9th, 2005 as Capital investment for the initiation. (Filed on December 28, 2005)

Extension of the expiration date on the term of Loan Contract concluded between Amanasu Environment Corporation ("the Company") and Mr. Izuo Kato ("Mr. Kato"). (Filed on December 28, 2005)

On April 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Mr. Izuo Kato ("Mr. Kato") to loan $94,000 to Kato for the purpose of marketing, researching, development, networking and other expenses regarding a marketing promotion of the Company's products. (Filed on August 9, 2005)

On April 11, 2005, Amanasu Environment Corporation ("the Company") purchased a model furnace plant for ash disposal called the "Swing Melter" from Kogure Works Co., LTD. ("Kogure"), and paid the amount of $400,000 for the model on April 19, 2005. (Filed on August 9, 2005)

On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Kogure Works. Co., LTD. ("Kogure") to fund $290,000 to Kogure for the purposes of promoting Kogure's incinerator to State Environmental Protection Administration of China and to receive a purchase order from the organization. (Filed on May 10, 2005)

On March 8, 2005, Amanasu Environment Corporation ("the Company") entered into an agreement with Shinwa Yosetsu ("Shinwa Yosetsu") to fund $ 100,000 to establish a new company in order to conduct a project. (Filed on May 10, 2005)

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2005 were $8,920 and for 2004 were $8,495.
(2) Audit Related Fees for 2005 and 2004 were $0.
(3) Tax Fees for 2005were $0 and 2004 were $0
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2005 and 2004.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Environment Corporation

I have audited the accompanying consolidated balance sheet of Amanasu Environment Corporation and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005, and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31 , 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
May 18, 2006
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
BALANCE SHEET
December 31, 2005

ASSETS

Current Assets:
Cash	$523,318
Certificate Of Deposit	1,000,000
Accounts and notes receivables	78,434
Work in progress	19,186
Advance to vendor	94,000
Advances to employees	24,179

Total current assets	1,739,117

Fixed Assets:
Machinery and equipment	485,846
Less, accumulated depreciation	71,462
Net fixed assets	414,384

Other Assets:
Advances to affiliates	101,885
Investments	747,370
Security Deposits	143,595
Advance to shareholders	42,420
Licensing agreements	10,000

Total other assets	1,045,270

Total Assets	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$21,210
Accounts Payable	19,425
Accrued expenses	3,578
Payroll and other taxes payable	16,420
Employee loans	14,640
Shareholder advance	100

Total current liabilities	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001
Additional paid in capital	4,257,039
Retained deficit	(1,182,637)
Other comprehensive income	4,995

Total stockholders' equity	3,123,398

Total Liabilities and Stockholders' Equity	$3,198,771

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2005	Year 2004

Sales	$478,003	$-
Cost of Goods sold	271,552	-

Gross Profit	206,451	-

Expenses	533,125	149,835

Operating Loss	(326,674)	(149,835)

Other Income(expense)
Interest Income	50,783	158
Impairment Charge - write down
of licensing agreements	(292,030)		-

Net Loss	$(567,921)	$-

Net loss per share -
Basic and Diluted	$-	$-

Average number of
shares outstanding	43,940,542	43,000,916

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, and 2004

	Common Stock		Additional	Retained	Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total

Balance, December 31, 2003	43,020,816	$28,821	$872,119	$(465,039)	$-	$435,901

Adjustments	(20,000)	14,180	(114,080)	-	-	(99,000)

Net loss for period				(149,677)	-	(149,677)

Balance, December 31, 2004	43,000,816	43,001	758,039	(614,716)	-	186,324

Sales of common stock	1,000,000	1,000	3,499,000	-	-	3,500,000
Net loss for period	-	-	-	(567,921)	-	(567,921)

comprehensive income	-	-	-	-	4,995	4,995

Balance, December 31, 2005	44,000,816	$44,001	$4,257,039	$(1,182,637)	$4,995	$3,123,398

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year 2005	Year 2004

CASH FLOWS FROM OPERATIONS:
Net loss	$(567,921)	$(149,077
Charges not requiring the outlay of cash:
Depreciation and amortization	58,777	22,406
Write down of licensing agreements	292,030	-
Equity in losses of investee companies	11,780	-
Changes in current assets and liabilities:
Increase in notes and accounts receivable	(78,434)	-
Increase in work in progress	(19,186)	-
Increase in advance to vendor	(94,000)	-
Increase in advance to employees	(24,179)	-
Increase in short term bank loan	21,210	-
Increase in accounts payable	19,425	-
Increase in advance to shareholders	(42,420)	-
Increase in payroll and other taxes payable	13,430	2,990
Increase in accured expenses	3,578	-
Increase employee loans	14,640	-
Net Cash Consumed By

Operating Activities	(391,270)	(123,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of machinery and equipment	(459,987)	-
Investments	(801,384)	-
Increase in security deposits	(100,000)	-
Advance to affiliate	(138,595)	-
Investment in certificate of deposit	(1,000,000)	-

Net Cash Provided (Consumed)
By Investing Activities	(2,499,966)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	3,500,000	-
Refund of stock investment
	(99,000)	-

Net Cash Provided By
Financing Activities	3,400,100	-

Exchange Rate Effect on cash	4,995	-
Net Change in Cash Balances	513,859	(123,681)
Cash balance, beginning of period	9,459	133,140

Cash balance, end of period	$523,318	$9,459

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
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

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

Deferred Tax Assets	$388,838
Valuation Allowance	388,838
Balance Recognized	$-

6.	INVESTMENTS

On December 16, 2005, Holdings made investments in four operating companies which are located in Japan. The equity interest in each of these companies is not more than 50% and the companies are not consolidated in these financial statements. They are accounted for by the equity method of accounting. These investments are summarized below, along with a brief description of each:

	Investment		Company Share Of
	Debt	Equity	2005 Loss

BJSS, Inc.	$ -	$89,346	$3,307
Felice, Inc.	42,114	84,228	8,473
Echo Frontier Corp.	42,114	101,073	-
Creative Ducks Corp.	106,969	-	-
Total	191,197	$274,647	$11,780

During January 2006, investments totaling $129,000 were made in two other companies located in Japan.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
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

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company will receive patent royalties on sales of the Swing Melter.

8.	IMPAIRMENT

The Company has investments, which totaled $346,500, in licensing rights to three products (see Note 1). During 2005, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $10,000 through a $292,030 loss provision.

9.	SHORT TERM BANK LOAN

The short term bank loan bears interest at 8% and is due June 7, 2006.

10.	RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Seattle, Washington under a non-cancelable operating lease, which expires September 30, 2005. In addition, the Company leases a Seattle apartment under an operating lease that expires October 10, 2006. The Company also leases office facilities and an apartment in Tokyo under operating leases. During 2005, the Company incurred rent expense of $206,823. In 2004, rent expense was $32,100.

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