Form 10QSB
period 2006-06-30
AMANASU ENVIRONMENT CORP
filed 2006-08-18
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2006

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended June 30, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

Current Assets:	June 30, 2006 (Unaudited)	December 31, 2005 (Unaudited)
Cash	$362,684	$523,318
Certificate Of Deposit	$1,000,000	$1,000,000
Accounts and notes receivables	$77,050	$78,434
Work in progress	$402	$19,186
Advance to vendor	$94,000	$94,000
Accured interest receivable	$3,070	$-
Advances to employees	42,521	24,179

Total current assets	1,579,727	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	86,767	71,462
Net fixed assets	399,049	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Investments	992,742	747,370
Security Deposits	143,595	143,595
Advance to shareholders	42,420	42,420
Licensing agreements	10,000	10,000

Total other assets	1,190,642	1,045,270

Total Assets	$3,169,418	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	16,994	19,425
Accrued expenses	73,807	3,578
Payroll and other taxes payable	8,903	16,420
Employee loans	7,654	14,640
Shareholder advance	100	100

Total current liabilities	107,458	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,257,039	4,257,039
Retained deficit	(676,054)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	9,456	4,995

Total stockholders' equity	3,061,960	3,123,398

Total Liabilities and Stockholders' Equity	$3,169,418	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	For The Three Month Periods Ended
	June 30 2006	June 30 2005

Sales	$142,732	$-
Cost of Goods sold	$133,145	-
Gross Profit	$9,587	-

Expenses	129,418	75,989
Operating Loss	(119,831)	(75,989)

Other Income (expense)
Interest Income	12,454	1,105
Equity in earnings of investee companies	39,905	-
Other income	1,697	-
Interest expense	(124)	-

Net Loss	$(65,899)	$(74,884

Other Comprehensive Income:
Gain on foreign currency conversion	$4,461	$-

Total Comprehensive Income	61,438	(74,884)
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Month Periods Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(65,899)	$(74,884
Charges not requiring the outlay of cash:
Depreciation and amortization	15,335	5,540
Equity in results of investee companies	(39,905)	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	1,384	-
Decrease in work in process	18,784	-
Increases in accrued expenses	70,229	276
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(18,342)	-
Decrease in accounts payable	(2,431)	-
Increase in advance to shareholder	(6,986)	-
Decrease in payroll and other taxes payable	(7,517)	-
Net Cash Consumed By
Operating Activities	(38,418)	(69,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(205,467)	(390,000)
Increase in security deposits	-	(138,595)
Advance to affiliate	(100,000)	-
Repayment of advances to affiliate	200,000	-

Net Cash Provided (Consumed)
By Investing Activities	(105,467)	(528,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	3,500,000
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	(21,210)	3,500,000

Exchange Rate Effect on cash	4,461	-

Net Change in Cash Balances	(160,940)	2,902,337
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$362,684	$2,991,796

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2006 and for the three month periods ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

COMPANY OVERVIEW

The Company is a development stage company and significant risks exist with respect to its business. The Company is involved in developing and marketing technologies in the environmental industry in various areas such as waste management, water purification , heat production, and will continue to expand into other environmental technology markets. The Company initially started by acquiring the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalinization methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring different technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor. The Company has conducted various internal tests on these units to determine their commercial viability. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

The Company, as of the 3 months Ended June 30, 2006, has 6 subsidiary companies, of various ownership levels all managed under a 100% controlled holdings company, Amanasu Holdings established in December 2005.

1. Amanasu Shinwa, formly Shinwa Yosetsu, manufactures water purification systems. Initially, the Company planned to subcontract Shinwa Yosetsu to manufacture the Company's Ring Tube Desalination technology; however, due to the its lack of marketability the Company decided to buy out Shinwa Yosetsu, which already had established operations, and renamed it Amanasu Shinwa.

2. Amanasu Echo Frontier, was formed from former Kogure technicians and mainly produces incinerators, furnaces, and medical waste treatment plants using 6 proprietary technologies/methodologies aquired from Kogure.

3. Amanasu Project support, was established to manage the marketing of the subsidiary companies under Amanasu Holdings.

4. BJSS is a temporary employment agency with offices located in Japan, and Bangladesh. The Company invested in BJSS in order to systemize the Company's employee search process.

5. Petstyle, runs a pet modeling management business. With the pet industry increasing in popularity in Japan and all over the world, Petstyle is aiming to be a pioneer in pet modeling management services in Japan.

6. Felice Ltd. runs beauty salons in Japan that run under memberships, with a new concept beauty salon under consideration for construction.

PRODUCTS

Amanasu Furnace
The technology, known as the Amanasu Furnace, is a process that disposes of toxic and hazardous waste, through a proprietary, high temperature combustion system. The combustion system is a low cost methodology generating extremely high temperatures is excess of 2,000 Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which is vented out of the system. The process produces no toxins, smoke, ash, or soot.

The Company believed that the prior pricing structure for its furnaces was not competitive, and was seeking ways to lower its manufacturing costs. The Company was attempting to locate alternate suppliers that were more cost effective than currently identified ones. At the same time the Company also attempted to re-design certain components of the furnace so as to reduce the manufacturing cost per component. The aim was to alter the fuction of the original furnace, which managed daily waste to one that managed specific waste (i.e. industrial, and/or medical waste); however, the Company was confronted with several difficulties and started to reconsider the aleration. At the same time, the Company was also seeking affiliations with companies competitive in the furnace market in Japan. Kogure Works, had an established infrastructure, manufacturing more developed furnaces, comparatively lower in cost. The Company then entered into an agreement with Kogure Works Co sharing its technologies and marketing resources, while making use of kogure's manufacturing expertise. The pricing of the product to be developed was $100,000/t and eventually reducing the price by 20% was ideal.

As discussed above, the Company expected to alter the function of the Amanasu Furnace in order to specify its market place; however, there has not been a strong demand for their product due to the cost of manufacturing a unit. The Company did not reach the successful and complete refinement and cost reduction as they had planned; therefore, no further production and investment on this technology has been determined, and there is no further business relation with Kogure Works Co., Ltd. ("Kogure") on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales of the Amanasu Furnance will remain with the Company.

Fire Bird Boiler
The Fire Bird Boiler technology is a patented process, which incinerates whole waste tires in a non-polluting manner emitting heat or steam in the incineration process. The Fire Bird Boiler provides combustion efficiency and seeks to minimize dioxin generation which is generally a by-product of imperfect combustion.

The Company believes that the Fire Bird Boiler is an effective dual purpose technology for incinerating waste tires and generating heat; however, the Company has recognized that the supply of waste tires in certain markets, including the United States, has been greatly reduced due to the effect of recent efforts to recycle waste tires. Thus, the reduction in the available supply of waste tires in these markets has limited the market potential of the boiler. As a result, the Company has been confronted with severe marketing difficulties for Fire Bird at present, and will seek to refine the boiler to accept other forms of waste, such as hazardous waste.

Even though the Company decided to seek refinement to the boiler to accept other forms of waste, to be flexible in the market, the Company has determined no further production and/or investment on this technology. The estimated refinement time was not feasible for the Company, thus no further business relations will continue with Kogure on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales for the Fire Bird Boiler will still remain with the Company

Ring-tube Desalinization Equipment
The Ring-Tube technology is used as a filter to purify seawater into drinking water and also treats sewage and waste water, by removing pollutants and bacteria. The equipment filters bacteria and other impurities through its fine rings and comb type filter and reduces the presence of inhibiting scales on the equipment. The impurities are then destroyed by the high pressure and temperature in the ring-tube. The Company believes that its technology is more cost efficient to construct and operate than conventional RO equipment. Its fresh water recovery rate is 95% compared with the less than 40% for a RO method. Moreover, water produced from the Company's technology retains a certain amount of salt and minerals and does not required a pH adjustment. RO filtration removes all minerals and salt, requiring minerals to be added to improve flavor, and an adjustment to reduce pH levels. The reject brine resulting from RO filtration is discharged in the ocean creating higher salt concentrations in such areas, however, the by-product from the Company's technology is sufficiently condensed allowing it to be sold as a salt product.

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is hand-manufactured, which leads to high cost production. There are many similar production companies, which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which could manage Sakagami's technology under instructions to lower production cost With the aquisition of Shinwa Yosetsu, Amanasu Shinwa now has furnace technology, as well as maintenance management businesses and welding businesses, and maintain the top level of operation in Japan. With current developments the Company has decided to discontinue the Ring-Tube Desalination project, and in 2006, the Company will focus only on producing and marketing water purification systems and seawater desalination systems utilizing and employing new technologies under the management of Amanasu Shinwa.

PLAN OF OPERATION

The Company was organized February 22, 1999 and is a development stage company. Its operations to date have been limited to obtaining exclusive licensing rights for technologies, conducting preliminary marketing efforts, and conducting product testing.

As of August 4th, 2005, Kogure's six proprietary rights (See "Patents" below) to the license of the technologies and parts in connection with constructing the rotary kiln and its title w ere transferred to Amanasu Environment Corporation, and the amount of $290,000 that the Company previously funded to Kogure for marketing and promotion purposes replaced in as transfer fee. As a result, the Company possesses the exclusive worldwide right to the product, and can receive royalties from the sales of the rotary kiln by other companies including MINMETAL.

As of December 16th, 2005, the Company established , Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. Amanasu Holdings and the former employees of Kogure jointly established an incorporation, named Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, with 10 former technicians of Kogure. Amanasu Echo Frontier is mainly producing incinerator, furnace, and medical waste treatment plants using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 furances for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 medical waste treatment plants for $1,300,000- $1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, made a temporary agreement on an incinerator order for $14,000,000 (1,650,000,000 Yen) to be manufactured and delivered to Onyx by the end of 2007.

Amanasu Echo Frontier is considering to establish an organization for joint ventures with MINMETAL in China to conduct marketing for medical waste treatment plants. The establishment might take place in 2006 with a total investment of 50,000,000 Yen, 51% of which will be invested by Amanasu Environment or Amanasu Echo Frontier. Other Echo Frontier activities will be primarily focused on Kogure's former products rather than on the Company's Fire Bird Boiler, therefore there has not been any expense incurred by the Fire Bird Boiler during the quarter and no further budget is set out for the product. The Company is now also willing to provide the license for the Fire Bird Boiler to any business organizations that could make use of the technologies. The Company was expecting to expand the distribution line across Japan collaborating of Mitsui & Co., Ltd. ideally starting in April of 2006; however, after consulting MINMETAL, the Company decided to refuse the involvement of Mitsui & Co., Ltd. for this project.

Amanasu Holdings invested $85,000 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa for the follow items.
(i) The Production of a model water purification plant managed by Amanasu Shinwa.
(ii) 5 Water purification units ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs, which will be produced and distributed in Japan for the next 12 months
Amanasu Shinwa has also started developing a new plant using ozone sterilization technologies , and are expecting an increase of sales by the new development. The new plant will be used for swimming pools, public bathing houses, kitchens and the wide range of other market places are being prospected. The expecting sales for 2007 will be 300,000,000 Yen.

Amanasu Holdings invested 10,000,000 Yen and loaned 5,000,000 Yen into Felice Ltd;, located at 3-41 Akebono-chou Senju Adachi-ku Tokyo, on December 16th ,2005. Felice runs beauty salons with a membership system. A new type of beauty salon for construction is also under consideration. The Company's focus will be to increase memberships with a target sales 360,000,000 Yen for 2007.

Amanasu Holdings invested 11,000,000 Yen into BJSS Ltd; located at 1-5 Suda-Chou Chitoda-ku Tokyo on December 16th 2005 and made an additional investment of 9,000,000 Yen on January 26th 2006. This is a temporary employment agency. with offices in Bangladesh and Japan. BJSS sales are increasing and showing the highest sales record of 100,000,000 Yen by the end of March in 2006. Expanding to more branch offices and reaching sales of 1,800,000,000 Yen are the goals for 2007.

Amanasu Holdings invested 10,000,000 Yen into Petstyle Ltd;, which runs a pet modeling business,located at#406, Mansion Kyassuru,13-8 Daikanyamacho, Shibuya-ku Tokyo, on January 11th 2006. This business is run under memberships, thus The Company's focus will be increasing the number of memberships The pet industry is increasing in its popularity in Japan and all over the world. The company is aiming to establish its business as a pioneer of the total management for the pets in Japan. The goal is to collect a total of 100,000 memberships within a span of 3 years. The expected sale for 2007 is 150,000,000 Yen.

Amanasu Holdings invested 5,000,000 Yen and loaned 5,000,000 Yen to Japan Amanasu Project Support Ltd;, located at 2-2-5 Nishikanda Chiyoda-ku Tokyo, on January 26th 2006. This company has been established to manage marketing for the incinerator(Amanasu Eco Frontier) and other Amanasu Holdings' products. Simultaneously, the company is planning to produce a new bathing method, using rocks that have mineral elements, which radiate far infrared rays via heat. The heat then spreads out through heated rocks in a closed room similar to the sauna concept. The far infrared rays are said to have special healing attributes to the body, promoting health. The expected sale for 2007 is 300,000,000 Yen.
Other than the provision of alternating business planning costs discussed above, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $120,000 for the next 12 months. This amount is comprised of the following estimated costs; $10,000 in annual salaries for office personnel and consultants, $50,000 for rent, $20,000 for professional fees and $20,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell shares to gain capital for operations.

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

The Company did not generate any revenues for the three months ended June 30, 2006 or for the same period in 2005 except for interest earned in bank deposits in the amount of $12,454 and $1105 respectively.

Total expenses for the nine months period ending June 30, 2006 was $129,418 compared to $75,989 for the same period of 2005. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

During the year of 2005, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for the remaining two quarters.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended June 30, 2006 cash used in operating activities was $38,418 compared to $ 69,068 for the same period in 2005.

Total assets as of June 30, 2006 were $3,169,418 representing an decrease of $29,353 from total assets of $3,198,771 as of December 31, 2005.

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

Date: August 18, 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer