Form 10QSB/A
period 2006-06-30
AMANASU ENVIRONMENT CORP
filed 2006-08-21
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Cash	$116,541	$523,318
Certificate Of Deposit	1,150,000	1,000,000
Accounts and notes receivables	39,277	78,434
Work in progress	3,454	19,186
Advance to vendor	94,000	94,000
Accured interest receivable	3,070	-
Advances to employees	$42,984	$24,179
Short-term Loan Receivables	196,113	-
Total current assets	1,645,439	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	88,220	71,462
Net fixed assets	397,626	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Investments	566,876	747,370
Security Deposits	149,759	143,595
Advance to shareholders	-	42,420
Licensing agreements	10,000	10,000
Long-term Loan Receivables	38,686	-
Total other assets	767,206	1,045,270

Total Assets	$2,810,271	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	11,752	19,425
Accrued expenses	37,204	3,578
Payroll and other taxes payable	24,880	16,420
Employee loans	-	14,640
Shareholder advance	100	100

Total current liabilities	73,936	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,257,039	4,257,039
Retained deficit	(993,811)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	1,588	4,995

Total stockholders' equity	2,736,335	3,123,398

Total Liabilities and Stockholders' Equity	$2,810,271	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	For The Six Month Periods Ended
	June 30 2006	June 30 2005

Sales	$248,010	$-
Cost of Goods sold	168,614	-
Gross Profit	79,396	-

Expenses	287,776	169,148
Operating Loss	(208,380)	(169,148)

Other Income (expense)
Interest Income	22,191	14,074
Equity in earnings of investee companies	(199,564)	-
Other income	2,222	-
Interest expense	(125)	-

Net Loss	$(383,656)	$(155,074)

Other Comprehensive Income:
Gain on foreign currency conversion	$(3,407)	$-

Total Comprehensive Income	$(387,063)	$(155,074)

Loss Per Share - Basic and Diluted	$(0.009)	$(0.004)

Weighted average number of shares outstanding	44,000,816	43,893,744
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

	For The Three Month Periods Ended
	June 30 2006	June 30 2005

Sales	$105,278	$-
Cost of Goods sold	35,469	-
Gross Profit	$69,809	-

Expenses	158,358	93,159
Operating Loss	(88,549)	(93,159)

Other Income (expense)
Interest Income	9,737	12,969
Equity in earnings of investee companies	(239,469)	-
Other income	525	-
Interest expense	(1)	-

Net Loss	$(317,757)	$(80,190)

Other Comprehensive Income:
Gain on foreign currency conversion	(7,868.00)	-

Total Comprehensive Income	$(325,625)	$(80,190)

Loss Per Share - Basic and Diluted	$(0.007)	$(0.002)

Weighted average number of shares outstanding	44,000,816	43,893,744
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Periods Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(383,656)	$(155,074)
Charges not requiring the outlay of cash:
Depreciation and amortization	16,758	11,079
Equity in results of investee companies	199,564	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	39,157	-
Decrease in work in process	15,732	-
Increases in accrued expenses	33,626	7,664
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(18,805)	-
Decrease in accounts payable	(7,673)	-
Decrease in advance to shareholder	27,780	-
Increase in payroll and other taxes payable	8,460	-
Increase in miscellaneous receivables	-	94,000
Increase in Loan Receivables	(234,799)	-
Net Cash Consumed By
Operating Activities	(306,926)	(230,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Certificates of Deposits	(150,000)	-
Investments	180,930	(2,390,000)
Decrease in security deposits	(6,164)	-
Advance to affiliate	(100,000)	-
Repayment of advances to affiliate	-	-
Purchase of operation equipment	-	(400,000)
Rent deposits	-	(138,595)

Net Cash Provided (Consumed)
By Investing Activities	(75,234)	(2,928,595)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock	-	3,500,000
Issuances of common stock	-	-
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	(21,210)	3,500,000

Exchange Rate Effect on cash	(3,407)	-

Net Change in Cash Balances	(406,777)	341,074
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$116,541	$350,533

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and June 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

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

The Company did not generate any revenues for the three months ended June 30, 2006 or for the same period in 2005 except for interest earned in bank deposits in the amount of $9,737 and $12,969 respectively.

Total expenses for the six months period ending June 30, 2006 was $287,776 compared to $169,148 for the same period of 2005. The increase was due principally to higher rent, the result of opening a Tokyo office during the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2006 cash used in operating activities was $306,926 compared to $230,331 for the same period in 2005.

Total assets as of June 30, 2006 were $2,810,271 representing an decrease of $388,500 from total assets of $3,198,771 as of December 31, 2005.

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

Date: August 20, 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer