Form 10QSB
period 2006-09-30
AMANASU ENVIRONMENT CORP
filed 2006-11-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2006 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Cash	$268,315	$523,318
Certificate Of Deposit	1,150,000	1,000,000
Accounts and notes receivables	32,588	78,434
Work in progress	3,407	19,186
Advance to vendor	94,000	94,000
Accured interest receivable	3,070	-
Advances to employees	$110,503	$24,179
Short-term Loan Receivables	196,597	-
Total current assets	1,854,480	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	90,216	71,462
Net fixed assets	395,630	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Investments	525,935	747,370
Security Deposits	152,027	143,595
Advance to shareholders	-	42,420
Licensing agreements	10,000	10,000
Long-term Loan Receivables	51,300	-
Total other assets	741,147	1,045,270

Total Assets	$2,991,257	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	21,537	19,425
Accrued expenses	40,245	3,578
Payroll and other taxes payable	72,041	16,420
Employee loans	-	14,640
Shareholder advance	957	100

Total current liabilities	134,780	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,698,649	4,257,039
Retained deficit	(1,306,242)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	(7,449)	4,995

Total stockholders' equity	2,856,447	3,123,398

Total Liabilities and Stockholders' Equity	$2,991,257	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Nine Month Periods Ended
	September 30 2006	September 30 2005

Sales	$318,341	$-
Cost of Goods sold	(239,071)	-
Gross Profit	79,270	-

Expenses	(564,498)	(258,550)
Operating Loss	(485,228)	(258,550)

Other Income (expense)
Interest Income	34,625	32,145
Equity in losses of investee companies	(251,345)	-
Other income	5,986	-
Interest expense	(125)	-

Net Loss	$(696,087)	$(226,405)

Other Comprehensive Income:
Loss on foreign currency conversion	$(12,444)	$-

Total Comprehensive Income	$(708,531)	$(226,405)

Loss Per Share - Basic and Diluted	$(0.016)	$(0.01)

Weighted average number of shares outstanding	44,000,816	43,916,567
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	September 30 2006	September 30 2005

Sales	$70,331	$-
Cost of Goods sold	(70,457)	-
Gross Profit	$(126)	-

Expenses	(276,722)	89,402
Operating Loss	(276,848)	(89,402)

Other Income (expense)
Interest Income	12,434	18,071
Equity in losses of investee companies	(51,781)	-
Other income	3,764	-
Interest expense	-	-

Net Loss	$(312,431)	$(71,331)

Other Comprehensive Income:
Loss on foreign currency conversion	(9,037)	-

Total Comprehensive Income	$(321,468)	$(71,331)

Loss Per Share - Basic and Diluted	$(0.007)	$-

Weighted average number of shares outstanding	44,000,816	44,000,816
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Periods Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(696,087)	$(226,405)
Charges not requiring the outlay of cash:
Depreciation and amortization	18,754	16,617
Equity in results of investee Subsidiary companies	251,345	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	45,846	-
Decrease in work in process	15,779	-
Increases in accrued expenses	36,667	(1,910)
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(100,964)	-
Increase in accounts payable	2,112	-
Decrease in advance to shareholder	43,277	-
Increase in payroll and other taxes payable	55,621	-
Increase in miscellaneous receivables	-	(94,000)
Increase in Loan Receivables	(243,879)	-
Net Cash Consumed By
Operating Activities	(574,617)	(305,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Certificates of Deposits	(150,000)	(2,000,000)
Investments	170,090	(390,000)
Increase in security deposits	(8,432)	-
Advance to affiliate	(100,000)	-
Repayment of advances to affiliate	-	-
Purchase of operation equipment	-	(400,000)
Rent deposits	-	(138,595)

Net Cash Provided (Consumed)
By Investing Activities	(88,342)	(2,928,595)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Subsidiary stock	441,610	3,500,000
Return of deposit for capital stock	-	(99,000)
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	420,400	3,400,100

Exchange Rate Effect on cash	(12,444)	-

Net Change in Cash Balances	(255,003)	165,807
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$268,315	$175,266

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2.            FINANCING ACTIVITIES

On September 21, 2006, Soae, a Japanese electronics manufacturer, invested 50,000,000 Yen (approximately $430,000) into Amanasu Holdings in exchange for 4,000 shares of Amanasu Holdings.

3.            INVESTMENTS

On September 21, 2006, $250,000 (30,000,000 Yen) was invested to form a new subsidiary called Amanasu Water. This subsidiary will be involved in the sale of a "Hydrogen-ion water" which is a supplement water that acts as an aniti-oxidant deep within the cell.

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

COMPANY OVERVIEW

The Company is involved in developing and marketing technologies in various environmental industries such as waste management, water purification , heat and energy production, and will continue to expand into other environmental technology markets. Initially we began by acquiring the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalinization methodology. At present, the Company is not engaged in the commercial sale of any of these licensed technologies. Our operations to date have been limited to acquiring different technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor. The Company has conducted various internal tests on these units to determine their commercial viability. With the result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby we can capitalize on the existing infrastructure of such other companies: product design and engineering, marketing and sales, and warranty and post-warranty service and repair to name a few. The Company believes that the marketing efforts to sell any of our products will be limited until such time as we can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

The Company's current business plan is the result of recent operational results during the fiscal year of 2006 and may change due to the amount of risk accompanied by the nature of its business. The Company's business is run through four subsidiary branches, with each respective branch focused on a particular environmental market: Amanasu Echo Frontier is involved in waste management technologies; Amanasu Energy, formerly Felice, is involved in solar panel technology; Amanasu Shinwa, formerly Shinwa Yosetsu, is involved in water purification; and finally as of September 21st 2006 a newly formed Amanasu Water which is involved in drinking water. All 4 branches are at various ownership levels managed through a 91% controlled holdings company, Amanasu Holdings established in December 2005.

Amanasu Echo Frontier. Population growth, and ever decreasing land mass, have been key factors in the research and development of waste management methodologies. The primary technology used in many Asian countries today is the waste incinerator. Conventional incinerators though effect in reducing the amount of space waste occupies, still leave environmentally harmful and unusable by-products. Amanasu Echo Frontier was established by Amanasu Environment and former employees of Kogure in December 2005 and is located at 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. Its operations consist of the sale and manufacturing of general and industrial waste incinerators, and medical waste treatment plants using the 6 proprietary technology rights purchased from Kogure. Its Rotary Kiln incineration system has two levels of waste processing that effectively reduce waste size in a cost effective manner. The ash by-product from the Rotary Kiln system can be further processed using Amanasu Echo Frontier's Swing Melter Incinerator. The Swing Melter's resulting residue which is primarily carbon pellets, can be recycled to be used for raw building materials involved in foundation construction due to the carbon pellets strong molecular structure.

Amanasu Energy Development. Amanasu Energy Development, formerly Felice, was established on September 21st 2006 as a subsidiary of Amanasu Holdings. As the name suggests, Amanasu Energy Development is focused on technologies that produce energy through environmentally friendly means. The leading technology in this arena is the photovoltaic cell, or more commonly known as Solar panels. The Solar panel industry due to recent technological developments has never been more lucrative. With the recent advancements of residential unit powering modules, the demand of solar panels in the residential market will only continue to increase. With increased demand, costs of production have been reduced in recent years. The Company believes with the current market conditions, it is a good point in time to pursue the Solar power movement.

Sanyo is a world leader in Solar panel technology, with over 30 years of experience in the industry. Sanyo is regarded as one of the world's top Solar power technology provider. In 2003, Sanyo's 200W photovoltaic module proved to have the world's highest conversion efficiency marketed (cell conversion efficiency of 19.5% and module efficiency of 17.0%). Sanyo's HIT (Heterojunction with Intrinsic Thin layer) solar modules have more power generating capacity per area, and perform better at higher temperatures. We believe that Sanyo's product has the required elements for success in the residential market. Thus, Amanasu Energy Development will be primarily involved in the sale of Sanyo's Solar panel product line on a commission basis in Japan.

Amanasu Shinwa. Amanasu Shinwa, was formerly the subcontracted Shinwa Yosetsu. Originally, Shinwa Yosetsu was contracted to refine and manufacture the Ring-Tube Desalinization technology held by Amanasu Environment; however, with lack of commercial viability Shinwa Yosetsu was fully acquired by Amanasu Environment under Amanasu Holdings and Shinwa Yosetsu's existing operations were put into priority. Amanasu Shinwa is primarily involved in manufacturing water purification plants for use in pools, fitness centres etc, and seawater to fresh water purification plants.

Amanasu Water. Keeping in line with the Company's goal of creating a cleaner and healthier future, a big part of the earth's future is water. Water is likely the single most important part of our daily lives. Amanasu Water will be involved in the sale of Amanasu Sui-So-Sui, or Amanasu Hydrogen-ion water. Hydrogen-ion water is a new product and is said to have effective and efficient anti-oxidant properties. Even when compared with well know anti-oxidants such as Vitamin C, Vitamin E, Co-enzyme Q10, is much more effective due to Hydrogen-ion water's unique ability to enter into the cell's mitochondria, the cell's power plant. There it acts as an anti-oxidant, without interfering with the bodies normal oxidation reactions.

PRODUCTS

Amanasu Environment
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

The Company believed that the prior pricing structure for its furnaces was not competitive, and was seeking ways to lower its manufacturing costs. The Company was attempting to locate alternate suppliers that were more cost effective than currently identified ones. At the same time the Company also attempted to re-design certain components of the furnace so as to reduce the manufacturing cost per component. The aim was to alter the function of the original furnace, which managed daily waste to one that managed specific waste (i.e. industrial, and/or medical waste); however, the Company was confronted with several difficulties and started to reconsider the alteration. At the same time, the Company was also seeking affiliations with companies competitive in the furnace market in Japan. Kogure Works, had an established infrastructure, manufacturing more developed furnaces, comparatively lower in cost. The Company then entered into an agreement with Kogure Works Co sharing its technologies and marketing resources, while making use of Kogure's manufacturing expertise. The pricing of the product to be developed was $100,000/t and eventually reducing the price by 20% was ideal.

As discussed above, the Company expected to alter the function of the Amanasu Furnace in order to specify its market place; however, there has not been a strong demand for their product due to the cost of manufacturing a unit. The Company did not reach the successful and complete refinement and cost reduction as they had planned; therefore, no further production and investment on this technology has been determined, and there is no further business relation with Kogure Works Co., Ltd. ("Kogure") on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales of the Amanasu Furnace will remain with the Company.

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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is hand-manufactured, which leads to high cost production. There are many similar production companies, which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which could manage Sakagami's technology under instructions to lower production cost With the acquisition of Shinwa Yosetsu, Amanasu Shinwa now has furnace technology, as well as maintenance management businesses and welding businesses, and maintain the top level of operation in Japan. With current developments the Company has decided to discontinue the Ring-Tube Desalination project, and in 2006, the Company will focus only on producing and marketing water purification systems and seawater desalination systems utilizing and employing new technologies under the management of Amanasu Shinwa.

Amanasu Echo Frontier

Rotary Kiln

Amanasu Echo Frontier's Rotary Kiln is an environmentally friendly general and industrial waste incineration system. They system has an advanced General or industrial waste is first shred and crushed into smaller pieces and piled in a waste pit. A ceiling crane then loads the dry waste onto a conveyer, where it is delivered into the Rotary Kiln injector device. The injector device contains two parts: Injector screw and injector shoot. These two devices protect the Rotary Kiln burn chamber from outside temperature influence, and also prevents gas reflux from the Rotary Kiln chamber itself. The injector device is also protected by a cooling jacket to regulate the extreme temperature effects of the Rotary Kiln. The shredded and crushed waste is then injected into the Rotary Kiln burn chamber where it is incinerated at 1400 C. The Rotary Kiln rotates to better distribute and equalize the incineration process. The Rotary Kiln itself has a patented coating in its interior to shield it from the extreme temperatures. After the initial incineration process, the waste is delivered into a second burn chamber tower, where further incineration is done. The remaining ash is cooled to 180 C in a cooling tower and dioxins, and carbon monoxide are filtered and the remaining smoke is released through a smoke stack. The resulting ash is 1/10 of its original volume and can be further processed with the Swing Melter to be used as an ingredient for construction materials. The entire Rotary Kiln system has an advanced cooling system that makes it possible to run 24 hours a day. Besides the initial shredding process, temperature regulation and waste delivery is almost entirely automated.

Swing Melter

Amanasu Echo Frontier's Swing Melter is a incineration system specifically for pre-incinerated ash, such as the resulting ash from the Rotary Kiln incineration system. Like the Rotary Kiln, the waste, in this case ash, is loaded and delivered via a conveyer to a grinding chamber, where the ash is reduced to less than 5 mm grains. While being delivered on another conveyer, the ground ash passes a magnet removing any metallic elements. The metal free ash is then lifted via a bucket elevator into another hopper and is then injected into the Swing melter burn chamber via an injector device similar to that of the Rotary Kiln. The ash is slowly injected over a period of 45 minutes in order to maintain the Swing Melter's internal temperature. The Swing Melter chamber constantly rotates from left to right to fully incinerate the injected ash. Because of this consistent 45 minute injection process, the cooling process is much more efficient, reducing the amount of damage to the Swing Melter, and thus reducing the amount of maintenance needed. The resulting by-product is molecularly strong carbon pellets which can be recycled to be used as an ingredient in concrete and foundational construction. The Swing Melter system hourly capacity is 150 kg/hour making its daily capacity 50 t /day.

Amanasu Energy Development

Sanyo HIT (Heterojunction with Intrinsic Thin Layer) Photovoltaic Panel

Amanasu Energy Development will place its efforts in marketing in Japan the industry leading HIT solar panel by Sanyo. HIT solar cells are composed of thin mono-crystalline silicon wafers, surrounded by ultra-thin amorphous silicon layers. The proprietary solar cell configuration by Sanyo is said to improve boundary characteristics and reduce power generation losses. The HIT solar panel has the highest module efficiency (17%) in the world, even at higher temperatures effectively giving the consumer more energy conversion per unit area. Sanyo has also made its HIT solar panels pre-equipped with plug-n-play connectors, touch safe junction boxes, and other features that make installation and maintenance relatively simple. The HIT solar panels are subjected to strict inspections and maintain top industry standards, which is why Sanyo backs its product by a 20 year power out-put warranty, and a 2 year workmanship warranty.

Sanyo also provides customers with a user friendly 3 piece system, which regulates energy generated. The HIT solar panels first collects energy from the sun, a 100% emission free process, which accumulate in an energy junction box. This junction box then transfers stored energy to power conditioners which regulate power throughout the house. The unused power is then stored in an energy reserve unit. later use, or the consumer has the option of selling the power back to power companies. All of the activities of the system can be easily monitored by a control panel directly connected to the power conditioners. The control panel features an EL-packlight illuminated viewing screen, which displays power generation statistics ,and reduction of greenhouse gas emissions values.

The use of HIT solar panels saves the consumer a considerable amount of energy costs in the long run, and also effectively reduces greenhouse gas emissions by 40%.

Amanasu Shinwa

Kijimuna Water Purifier

Amanasu Shinwa's Kijimuna is an industrial strength water purifier that uses an automated mineral fortification system to effectively clean small bodies of water. Kijimuna's unique design allows it to be used with various bodies of water; and in cases where a body of water has at least 3 meters depth, Kijimuna has no need for a water pump. The resulting purified water has a mineral content between 50 ppm and 200 ppm, with no PH balancing required.

Amanasu Water

Amanasu Hydrogen-ion Water (Sui-So-Sui)

Amanasu Water's principle product is a soon to be launched drinking water called "Sui-So-Sui", or Hydrogen-ion water. Amanasu Hydrogen-ion water will be primarily marketed through fitness clubs, and professional sports arenas, and pachinko parlors across Japan, with future plans to expand it's operation into North America. Processing and packing will be done by utilizing BMD Co, facilities in Japan.

Hydrogen ion water is said to have anti-oxidant properties that rival those of which have been scientifically established anti-oxidants. Vitamin C, Vitamin E, and Co-Enzyme Q10 are to name a few. Hydrogen-ion water, being water, has the ability to pass straight into the cell and into the mitochondria (the power plant of the cell). There it prevents disease promoting oxidation reactions , while leaving the 2% of oxidation reactions needed in daily life. Vitamin C and other minerals are not able to penetrate the cell wall. Vitamin E, and Co-enzyme Q10, are able to enter the cell wall, however, remain unable to enter the mitochondria.

Hydrogen-ion water has various applications apart from normal consumption. It can be used as a hair tonic after showering, an eye rinse, and for other daily uses. Amanasu Hydrogen-ion Water will be sold in 300 ml pouches starting November 2006.

PLAN OF OPERATION

Amanasu Environment.The Company was organized February 22, 1999 and is a development stage company. Its operations to date have been limited to obtaining exclusive licensing rights for technologies, conducting preliminary marketing efforts, and conducting product testing.

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

Amanasu Holdings. As of December 16th, 2005, the Company established , Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. On September 21st 2006 an electronics manufacturer Soae invested 50,000,000 Yen ($500,000) into Amanasu holdings, thus holding 9% of Amanasu holdings. On the same day Amanasu Holdings Corporation has begun to implement plans to reorganize its subsidiary companies in an effort to concentrate the entire organization on environmental technologies/methodologies. As explained briefly above in the Company overview, Amanasu Holdings subsidiary companies will focus on four main markets within the environmental technology industry: Energy production, waste management, water purification, and drinking water. Amanasu Echo Frontier will continue its operations with its waste incineration technologies (Rotary Kiln, and Swing Melter). Amanasu Shinwa will also continue its operations in water purification plants for pools, and fitness clubs, as well as its sea water purification plants operations. Felice, originally running beauty salons under a membership system, will change its business plan to become Amanasu Energy Development. Amanasu Energy Development will be involved in the sale and marketing Sanyo HIT solar panels in Japan. Newly formed Amanasu Water will be involved in sales of Amanasu Hydrogen-ion water, a drinking water beginning its sales in Japan on November 2006 with future plans to expand into North America, and South East Asia. The remaining subsidiary companies BJSS, Petstyle, and Japan Amanasu Project Support were not able to be accommodated within the newly organized plans, thus will be open for sale to any organization that have interest in its respective industry.

Amanasu Echo Frontier.Amanasu Holdings and the former employees of Kogure jointly established Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, with 10 former technicians of Kogure. Amanasu Echo Frontier mainly produces incinerator, furnace, and medical waste treatment plants using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 furances for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 medical waste treatment plants for $1,300,000- $1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, made a temporary agreement on an incinerator order for $14,000,000 (1,650,000,000 Yen) to be manufactured and delivered to Onyx by the end of 2007.

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

Amanasu Shinwa.Amanasu Holdings invested $85,000 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa for the follow items.
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

Amanasu Energy Development (formerly Felice). Amanasu Holdings invested 10,000,000 Yen and loaned 5,000,000 Yen into Felice Ltd;, located at 3-41 Akebono-chou Senju Adachi-ku Tokyo, on December 16th ,2005. Felice ran beauty salons on a membership system; however, operational results were unsatisfactory, and along with the reorganization of Amanasu Holdings (see page 11 for details), Amanasu Environment decided to change Felice's business entirely. Felice will direct its focus on the solar panels industry under the new name Amanasu Energy Development. Amanasu Energy Development will begin its operations with promoting the sales of Sanyo's HIT solar panels in Japan. The sale agreement with Sanyo is a commission base of 150,000 Yen/unit for sales under 20 units, and 200,000 Yen/unit for sales of 20 units and above. 50,000 Yen/unit of each sale will be transferred into Amanasu Holdings. Sales are expected to begin on November 2006 with a monthly sales target of 6 units/month.

Amanasu Water. As of September 21st Amanasu Holdings invested 50,000,000 Yen ($500,000) establishing Amanasu Water, which will be involved in the sale and marketing of "Amanasu Sui-So-Sui" or Amanasu Hydrogen-ion water. Amanasu water will subcontract BMD Co's processing and packing facilities and will begin distribution of Amanasu Hydrogen-ion water through fitness clubs and professional sports arenas across Japan launching on November 2006. Amanasu Hydrogen-ion water will be sold in 300 ml pouches, and 15 yen from each sale will be transferred to Amanasu Holdings. From the 15 yen transferred 5 yen will be transferred to Amanasu Environment.

BJSS. Amanasu Holdings invested 11,000,000 Yen into BJSS Ltd; located at 1-5 Suda-Chou Chitoda-ku Tokyo on December 16th 2005 and made an additional investment of 9,000,000 Yen on January 26th 2006. This is a temporary employment agency. with offices in Bangladesh and Japan. BJSS sales are increasing and showing the highest sales record of 100,000,000 Yen by the end of March in 2006. Despite increasing sales, BJSS was still not able to self sustain, and with reorganization plans no further investment will be made into BJSS and Amanasu Environment will make BJSS available to any organization whom can utilize its services.

Petstyle. Amanasu Holdings invested 10,000,000 Yen into Petstyle Ltd;, which runs a pet modeling business, located at #406, Mansion Kyassuru,13-8 Daikanyamacho, Shibuya-ku Tokyo, on January 11th 2006. The company aimed to establish its business as a pioneer of the total management for the pets in Japan; however, Pestyle was still not able to self sustain, and with reorganization plans no further investment will be made into Petstyle and Amanasu Environment will make BJSS available to any organization whom can utilize its services.

Japan Amanasu Project Support. Amanasu Holdings invested 5,000,000 Yen and loaned 5,000,000 Yen to Japan Amanasu Project Support Ltd;, located at 2-2-5 Nishikanda Chiyoda-ku Tokyo, on January 26th 2006. This company was established to manage marketing for the incinerator(Amanasu Eco Frontier) and other Amanasu Holdings' products. It was also planning to produce a new bathing method, using rocks that have mineral elements, which radiate far infrared rays via heat. The heat then spreads out through heated rocks in a closed room similar to the sauna concept; however, due to unsatisfactory operational results and the reorganization of Amanasu Holdings, Japan Amanasu Project Support can no longer be accommodated for in the new business plan and will be made available for sale to any organization whom can utilize its services.

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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. We use words such as "anticipate", "believe", "expect", "intend", "estimate", (and the negative of any of these terms), "future" and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management's current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.
Three months ended September 30, 2006

The Company's sales for the three months ended September 30, 2006 were $70,331 up 100% compared to the three months ended September 31, 2005. The increase in sales were due principally to the absence of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase.

Interest income for the three months ended September 30, 2006 was $12,434 compared to $18,071 for the same period in 2005. The decrease was due to fluctuating interest rates and the withdrawal of cash for the capital investment in initiating Amanasu Holdings on December 9, 2005 in the amount of $831,000.

Other income for the three months ended September 30, 2006 was $3,764 up 100% compared to the same period in 2005. The increase was principally due to the absence Petstyle in the three months ended September 30, 2005. Amanasu Holdings received management fees from Petstyle.

Equity in losses of investee companies for the three months ended September 30, 2006 were $51,781 compared to nil for the same period in 2005. The losses were principally due to the absence of Amanasu Holdings & Subsidiaries ,which were acquired in the fourth quarter ending December 31 2006.

Loss on foreign currency conversion for the nine months ended September 30, 2006 was $9,037 as compared to nill for the same period in 2005. The increase was due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Total expenses for the three months period ending September 30, 2006 was $276,722 compared to $89,402 for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Cost of goods sold for the three months period ending September 30, 2006 was $70,457 compared to nothing for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Nine months ended September 30, 2006

The Company's sales for the nine months ended September 30, 2006 were $318,341 up 100% compared to the nine months ended September 31, 2005. The increase in sales was due principally to the absence of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase.

Interest income for the nine months ended September 30, 2006 was $34,625 compared to $32,145 for the same period in 2005. The increase is due to fluctuating interest rate and the increased deposited amount in the Company's account.

Other income for the nine months ended September 30, 2006 was $5,986, up 100% compared to the same period in 2005. The increase is principally due to the absence of Petstyle in the nine months ended September 30, 2005. Amanasu Holdings received a management fee from Petstyle.

Equity in losses of investee companies for the three months ended September 30, 2006 were $251,345, compared to nil for the same period in 2005. The decrease was principally due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Loss on foreign currency conversion for the nine months ended September 30, 2006 was $12,444 as compared to nill for the same period in 2005. The increase was due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Total expenses for the nine months period ending September 30, 2006 was $564,498 compared to $258,550 for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Cost of goods sold for the nine months period ending September 30, 2006 was $239,071 compared to nothing for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

During the year of 2005, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

During the three months ended September 30, 2006 Amanasu Holdings issued 4000 shares of common stock, realizing cash proceeds of 50,000,000 yen (aprox. $430,000 USD). These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2006 cash used in operating activities was $574,767 compared to $305,698 for the same period in 2005. The $269,096 increase in cash used was due principally to the absence in the 2005 period of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase. In addition, on September 21, 2006 there was cashed used in the establishment of Amanasu Water as a subsidiary of the Company under Amanasu holdings.

Total assets as of September 30, 2006 were $3,136,873 representing a decrease of $61,898 from total assets of $3,198,771 as of December 31, 2005. This decrease is comprised of the $3.5 million dollars capital raised, on March 11, 2005, offset by the 2006 losses.

Other than the provision of alternating business planning costs discussed above under Plan of operation, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $1,120,000 for the next 12 months. This amount is comprised of the following estimated costs; $375,000 in annual salaries for office personnel and consultants, $375,000 for rent, $150,000 for professional fees and $220,000 for miscellaneous expenses. The Company does not anticipate paying salaries to any of its officers for the next 12 months. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell shares to gain capital for operations.

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

Date: November 14, 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer