Form 10QSB/A
period 2006-09-30
AMANASU ENVIRONMENT CORP
filed 2006-11-21
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-QSB /A
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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Cash	$268,315	$523,318
Certificate Of Deposit	1,150,000	1,000,000
Accounts and notes receivables	32,588	78,434
Work in progress	3,407	19,186
Advance to vendor	94,000	94,000
Accured interest receivable	3,070	-
Advances to employees	$110,503	$24,179
Short-term Loan Receivables	196,597	-
Total current assets	1,854,480	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	90,216	71,462
Net fixed assets	395,630	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Miscellaneous Receivables	4,027	-
Investments	523,643	747,370
Security Deposits	147,833	143,595
Advance to shareholders	-	42,420
Licensing agreements	10,000	10,000
Long-term Loan Receivables	51,300	-
Total other assets	738,688	1,045,270

Total Assets	$2,988,798	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	21,537	19,425
Accrued expenses	40,245	3,578
Payroll and other taxes payable	72,041	16,420
Employee loans	-	14,640
Shareholder advance	957	100

Total current liabilities	134,780	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,257,039	4,257,039
Minority Interest	426,014	-
Accumulated deficit	(1,311,961)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	11,407	4,995

Total stockholders' equity	2,854,018	3,123,398

Total Liabilities and Stockholders' Equity	$2,988,798	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Nine Month Periods Ended
	September 30 2006	September 30 2005

Sales	$318,341	$-
Cost of Goods sold	(239,071)	-
Gross Profit	79,270	-

Expenses	(576,332)	(258,550)
Operating Loss	(497,062)	(258,550)

Other Income (expense)
Interest Income	34,625	32,145
Equity in losses of investee companies	(245,230)	-
Other income	5,986	-
Interest expense	(125)	-

Net Loss	$(701,806)	$(226,405)

Other Comprehensive Income:
Gain on foreign currency conversion	$6,412	$-

Total Comprehensive Income	$(695,394)	$(226,405)

Loss Per Share - Basic and Diluted	$(0.016)	$(0.01)

Weighted average number of shares outstanding	44,000,816	43,916,567
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	September 30 2006	September 30 2005

Sales	$70,331	$-
Cost of Goods sold	(70,457)	-
Gross Profit	$(126)	-

Expenses	(288,556)	89,402
Operating Loss	(288,682)	(89,402)

Other Income (expense)
Interest Income	12,434	18,071
Equity in losses of investee companies	(45,666)	-
Other income	3,764	-
Interest expense	-	-

Net Loss	$(318,150)	$(71,331)

Other Comprehensive Income:
Gain on foreign currency conversion	9,819	-

Total Comprehensive Income	$(308,331)	$(71,331)

Loss Per Share - Basic and Diluted	$(0.007)	$-

Weighted average number of shares outstanding	44,000,816	44,000,816
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Periods Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(701,806)	$(226,405)
Charges not requiring the outlay of cash:
Depreciation and amortization	18,754	16,617
Decrease of equity in investee companies	245,230	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	45,846	-
Decrease in work in process	15,779	-
Increases in accrued expenses	36,667	(1,910)
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(100,964)	-
Increase in accounts payable	2,112	-
Decrease in advance to shareholder	43,277	-
Increase in payroll and other taxes payable	55,621	-
Increase in miscellaneous receivables	(4,027)	(94,000)
Increase in Loan Receivables	(243,897)	-
Net Cash Consumed By
Operating Activities	(590,478)	(305,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Certificates of Deposits	(150,000)	(2,000,000)
Investments in non-consolidated subsidiaries	178,497	(390,000)
Increase in security deposits	(4,238)	-
Advance to affiliate	(100,000)	-
Purchase of operation equipment	-	(400,000)
Rent deposits	-	(138,595)

Net Cash Provided (Consumed)
By Investing Activities	(75,741)	(2,928,595)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Subsidiary stock	-	3,500,000
Capital Contributions	426,014	-
Return of deposit for capital stock	-	(99,000)
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	404,804	3,400,100

Exchange Rate Effect on cash	6,412	-

Net Change in Cash Balances	(255,003)	165,807
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$268,315	$175,266

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

2.            MINORITY INTEREST

On September 21, 2006, Soae, a Japanese electronics manufacturer, invested $426,014 into Amanasu Holdings in exchange for 4,000 shares of Amanasu Holdings.

3.            NEW SUBSIDIARY

On September 21, 2006, Amanasu Holdings formed a new subsidiary called Amanasu Water. Amanasu Water's plan of operation is to market a new type of water called "Hydrogen-ion water." Hydrogen-ion water is a new product and believed to have effective and efficient anti-oxidant properties that acts as an aniti-oxidant deep within the cell.

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

Amanasu Energy Development. Amanasu Energy Development, formerly Felice, was renamed on September 21st 2006 as a subsidiary of Amanasu Holdings. As the name suggests, Amanasu Energy Development is focused on technologies that produce energy through environmentally friendly means. The leading technology in this arena is the photovoltaic cell, or more commonly known as Solar panels. The Solar panel industry due to recent technological developments has never been more lucrative. With the recent advancements of residential unit powering modules, the demand of solar panels in the residential market will only continue to increase. With increased demand, costs of production have been reduced in recent years. The Company believes with the current market conditions, it is a good point in time to pursue the Solar power movement.

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

Amanasu Shinwa. Amanasu Shinwa, was formerly a subcontractor for the Company, under the name Shinwa Yosetsu. Originally, Shinwa Yosetsu was to refine and manufacture the Ring-Tube Desalinization technology held by Amanasu Environment; however, with lack of commercial viability Shinwa Yosetsu was fully acquired by Amanasu Environment under Amanasu Holdings and Shinwa Yosetsu's existing operations were put into priority. Amanasu Shinwa is primarily involved in manufacturing water purification plants for use in pools, fitness centres etc, and seawater to fresh water purification plants.

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

PRODUCTS

Amanasu Environment
Amanasu Furnace
The technology, known as the Amanasu Furnace, is a process that disposes of toxic and hazardous waste, through a proprietary, high temperature combustion system. The combustion system is a low cost methodology generating extremely high temperatures in excess of 2,000 Celsius. Waste matter exposed to the extreme temperature system is instantly decomposed to a gaseous matter and a magna-like liquid. The process leaves a 1-2% residue of an inert, carbon substance and oxygen which is vented out of the system. The process produces no toxins, smoke, ash, or soot.

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

Amanasu Water

Amanasu Hydrogen-ion Water (Sui-So-Sui)

Amanasu Water's principle product is a soon to be launched drinking water called "Sui-So-Sui", or Hydrogen-ion water. Amanasu Hydrogen-ion water will be primarily marketed through fitness clubs, and professional sports arenas, and pachinko parlors across Japan, with future plans to expand its operation into North America. Processing and packing will be done by utilizing BMD Co, facilities in Japan.

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

PLAN OF OPERATION

Amanasu Environment.The Company was organized February 22, 1999. Its operations to date have been limited to obtaining exclusive licensing rights for technologies, conducting preliminary marketing efforts, and conducting product testing.

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

Amanasu Shinwa.Amanasu Holdings invested $84,228 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa for the follow items.
(i) The Production of a model water purification plant managed by Amanasu Shinwa.
(ii) 5 Water purification units for pools at sports clubs, which will be produced and distributed in Japan for the next 12 months
Amanasu Shinwa has also started developing a new plant using ozone sterilization technologies , and are expecting an increase of sales by the new development. The new plant will be used for swimming pools, public bathing houses, kitchens and the wide range of other market places are being prospected. The expecting sales for 2007 will be 300,000,000 Yen.

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
Three months ended September 30, 2006

The Company's sales for the three months ended September 30, 2006 were $70,331 up 100% compared to the three months ended September 30, 2005. The increase in sales were due principally to the absence of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase.

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

Equity in losses of investee companies for the three months ended September 30, 2006 were $45,666 compared to nil for the same period in 2005. The losses were principally due to the absence of Amanasu Holdings & Subsidiaries ,which were acquired in the fourth quarter ending December 31 2006.

Gain on foreign currency conversion for the nine months ended September 30, 2006 was $9,819 as compared to nill for the same period in 2005. The increase was due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Total expenses for the three months period ending September 30, 2006 was $288,556 compared to $89,402 for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Cost of goods sold for the three months period ending September 30, 2006 was $70,457 compared to nothing for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Nine months ended September 30, 2006

The Company's sales for the nine months ended September 30, 2006 were $318,341 up 100% compared to the nine months ended September 30, 2005. The increase in sales was due principally to the absence of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase.

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

Equity in losses of investee companies for the three months ended September 30, 2006 were $245,230, compared to nil for the same period in 2005. The decrease was principally due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Gain on foreign currency conversion for the nine months ended September 30, 2006 was $6,412 as compared to nill for the same period in 2005. The increase was due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2006.

Total expenses for the nine months period ending September 30, 2006 was $576,332 compared to $258,550 for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

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

During the three months ended September 30, 2006 Soae, a Japanese electronics manufacturer, invested $426,014 into Amanasu Holdings in exchange for 4,000 shares of Amanasu Holdings.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2006 cash used in operating activities was $590,478 compared to $305,698 for the same period in 2005. The $284,780 increase in cash used was due principally to the absence in the 2005 period of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase. In addition, on September 21, 2006 there was cashed used in the establishment of Amanasu Water as a subsidiary of the Company under Amanasu holdings.

Total assets as of September 30, 2006 were $2,988,798 representing a decrease of $209,973 from total assets of $3,198,771 as of December 31, 2005. This decrease is comprised of the $3.5 million dollars capital raised, on March 11, 2005, offset by the 2006 losses.

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

Date: November 20 , 2006

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer