Form 10KSB
period 2006-12-31
AMANASU ENVIRONMENT CORP
filed 2007-04-13
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2006

COMMISSION FILE NO. 0-32905

AMANASU ENVIRONMENT CORPORATION

(Name of small business issuer as specified in its charter)

NEVADA	98-0347883
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

115 East 57th Street 11th Floor, New York, NY 10022

 (Address of principal executive offices)

212-939-7278

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 1, 2007 computed by reference to the price at which the stock was sold on that date: $4,400,081.60 .

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2007 was 44,000,816 common shares.

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

Current

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

Echo Frontier. Population growth, and ever decreasing land mass, have been key factors in the research and development of waste management methodologies. The primary technology used in many Asian countries today is the waste incinerator. Conventional incinerators, though effective in reducing the amount of space waste occupies, still leave environmentally harmful and unusable by-products. Amanasu Echo Frontier was established by Amanasu Environment and former employees of Kogure in December 2005 and is located at 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. Its operations consist of the sale and manufacturing of general and industrial waste incinerators, and medical waste treatment plants using the 6 proprietary technology rights purchased from Kogure. Its Rotary Kiln incineration system has two levels of waste processing that effectively reduce waste size in a cost effective manner. The ash by-product from the Rotary Kiln system can be further processed using Amanasu Echo Frontier's Swing Melter Incinerator. The Swing Melter's resulting residue which is primarily carbon pellets, can be recycled to be used for raw building materials involved in foundation construction due to the carbon pellets strong molecular structure.

Energy Development. Energy Development, formerly Felice, was renamed on September 21st 2006 as a subsidiary of Amanasu Holdings. As the name suggests, Energy Development is focused on technologies that produce energy through environmentally friendly means. The leading technology in this arena is the photovoltaic cell, or more commonly known as Solar panels. The Solar panel industry due to recent technological developments has never been more lucrative. With the recent advancements of residential unit powering modules, the demand of solar panels in the residential market will only continue to increase. With increased demand, costs of production have been reduced in recent years. The Company believes with the current market conditions, it is a good point in time to pursue the Solar power movement.

Sanyo is a world leader in Solar panel technology, with over 30 years of experience in the industry. Sanyo is regarded as one of the world's top Solar power technology provider. In 2003, Sanyo's 200W photovoltaic module proved to have the world's highest conversion efficiency marketed (cell conversion efficiency of 19.5% and module efficiency of 17.0%). Sanyo's HIT (Heterojunction with Intrinsic Thin layer) solar modules have more power generating capacity per area, and perform better at higher temperatures. We believe that Sanyo's product has the required elements for success in the residential market. Thus, Energy Development will be primarily involved in the sale of Sanyo's Solar panel product line on a commission basis in Japan.

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

The Company's principal offices are located at 115 East 57th Street 11th Floor New York, NY 10022, and its telephone number is (212) 939-7278. The Company also maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan.

Amanasu Environment's Business Overview

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

9

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

10

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

Echo Frontier

Rotary Kiln

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

Energy Development

Sanyo HIT (Heterojunction with Intrinsic Thin Layer) Photovoltaic Panel

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

Hydrogen-ion water greatly reduces harmful activated oxygen ( free radicals ) in the body system, thus, maintaining healthy cells and cellular activity. The patented process dissolves large amounts of hydrogen into the water and stabilizes it to create an oxidation reduction electric potential of up to -500mv. The negative values indicate the potential for the reduction of free radicals caused by oxidation.

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

EMPLOYEES.

As of December 31, 2006, the Company has two employees, Shuichi Yamada, Izuo kato, located at its New York, Vancouver, and Tokyo offices, respectively, and a regulatory assistant in its Tokyo office. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good. The Company didn't have a consultant thus no payment was made to a consultant during 2006.

Item 2. Description Of Property.

The Company's executive offices are located at 115 East 57th Street 11th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2007. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan. The premises are 1,000 square feet and are leased on an agreement which expires December 31, 2006 at $1,700 (200,000 Yen) per month, and also an apartment at 1-3-40 Roppongi, Minatoku, Tokyo at $10,000 (1,250,000 Yen) per month under a lease agreement which expires August, 2006. The Company believes additional lease space at these locations will be available to support its future growth.

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

2005	Low Bid	High Bid
Fiscal Year Ending December 31, 2005	0.55	1.20

2006	Low Bid	High Bid
1st Quarter Ending March 31, 2006	$0.30	$0.55
2nd Quarter Ending June 30, 2006	0.30	0.45
3rd Quarter September 31, 2006	0.12	0.30
4th Quarter December 31, 2006	0.10	0.15

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

Recent Sales Of Unregistered Securities - Deposits for Common Stock

The most recent sale of unregistered securities was during the quarter ended June 30, 2003, 20,000 shares were allotted to Reraise Corporation, a private Japanese company, at a price of $4.99 per share for total consideration of $99,900. In July 2005, the Company made the repayment of the amount of $ 100,000 to Reraise and completed the liability.

Private Placement

During the 2005 fiscal year, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Fiscal Year Ended December 31, 2006

The Company's sales for the fiscal year ended December 31, 2006 were $472,318 compared to $ 478,003 for the fiscal year ended December 31, 2005.

Interest income for the fiscal year ended December 31, 2006 was $61,634 compared to $50,783 for the same period in 2005. The increase is due to fluctuating interest rate and the increased deposited amount in the Company's account.

Equity in losses of investee companies for the fiscal year ended December 31, 2006 were $226,896, compared to $11,780 for the same period in 2005. The increased was principally due to subsidiary company losses.

Miscellaneous Revenue for the fiscal year ended December 31, 2006 was $10,718,compared to $0 for the same period in 2005. The increase is due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006. The Companies collects consulting income from all its subsidiaries.

Total expenses for the fiscal year ended December 31, 2006 was $906,495 compared to $533,125 for the same period of 2005. The increase was due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006.

Cost of goods sold for the fiscal year ended December 31, 2006 was $349,674 compared to $271,552 for the same period of 2005. The increase was due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006

During the year of 2005, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

During the three months ended September 30, 2006 Soae, a Japanese electronics manufacturer, invested $426,014 into Amanasu Holdings in exchange for 4,000 shares of Amanasu Holdings.

Plan Of Operations.
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

Amanasu Holdings. As of December 16th, 2005, the Company established , Amanasu Holdings Corporation ("Amanasu Holdings"), located at 1-5 Suda-cho, Chiyoda-ku, Tokyo, as a subsidiary company of Amanasu Environment Corporation with 100 % control. On September 21st 2006 an electronics manufacturer Soae invested 50,000,000 Yen ($500,000) into Amanasu holdings, thus holding 9% of Amanasu holdings. On the same day Amanasu Holdings Corporation has begun to implement plans to reorganize its subsidiary companies in an effort to concentrate the entire organization on environmental technologies/methodologies. As explained briefly above in the Company overview, Amanasu Holdings subsidiary companies will focus on four main markets within the environmental technology industry: Energy production, waste management, water purification, and drinking water. Amanasu Echo Frontier will continue its operations with its waste incineration technologies (Rotary Kiln, and Swing Melter). Amanasu Shinwa will also continue its operations in water purification plants for pools, and fitness clubs, as well as its sea water purification plants operations. Felice, originally running beauty salons under a membership system, will change its business plan to become Energy Development. Energy Development will be involved in the sale and marketing Sanyo HIT solar panels in Japan. Newly formed Amanasu Water will be involved in sales of Amanasu Hydrogen-ion water, a drinking water beginning its sales in Japan on November 2006 with future plans to expand into North America, and South East Asia. The remaining subsidiary companies BJSS, Petstyle, and Japan Amanasu Project Support were not able to be accommodated within the newly organized plans, thus will be open for sale to any organization that have interest in its respective industry.

Echo Frontier.Amanasu Holdings and the former employees of Kogure jointly established Echo Frontier Corporation ("Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, with 10 former technicians of Kogure. Echo Frontier mainly produces incinerator, furnace, and medical waste treatment plants using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. The Company's business plan for 2006 is to sell 5 furances for $2,440,000 (285,000,000 Yen) per unit in Japan and 3 medical waste treatment plants for $1,300,000- $1,700,000 (150,000,000-200,000,000 Yen) per unit in china. Also Amanasu Echo Frontier and Onyx, a used car sales company in Japan, made a temporary agreement on an incinerator order for $14,000,000 (1,650,000,000 Yen) to be manufactured and delivered to Onyx by the end of 2007.

Echo Frontier is considering to establish an organization for joint ventures with MINMETAL in China to conduct marketing for medical waste treatment plants. The establishment might take place in 2006 with a total investment of 50,000,000 Yen, 51% of which will be invested by Amanasu Environment or Echo Frontier. Other Echo Frontier activities will be primarily focused on Kogure's former products rather than on the Company's Fire Bird Boiler, therefore there has not been any expense incurred by the Fire Bird Boiler during the quarter and no further budget is set out for the product. The Company is now also willing to provide the license for the Fire Bird Boiler to any business organizations that could make use of the technologies. The Company was expecting to expand the distribution line across Japan collaborating of Mitsui & Co., Ltd. ideally starting in April of 2006; however, after consulting MINMETAL, the Company decided to refuse the involvement of Mitsui & Co., Ltd. for this project.

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

Energy Development (formerly Felice). Amanasu Holdings invested 10,000,000 Yen and loaned 5,000,000 Yen into Felice Ltd;, located at 3-41 Akebono-chou Senju Adachi-ku Tokyo, on December 16th ,2005. Felice ran beauty salons on a membership system; however, operational results were unsatisfactory, and along with the reorganization of Amanasu Holdings (see page 11 for details), Amanasu Environment decided to change Felice's business entirely. Felice will direct its focus on the solar panels industry under the new name Energy Development. Energy Development will begin its operations with promoting the sales of Sanyo's HIT solar panels in Japan. The sale agreement with Sanyo is a commission base of 150,000 Yen/unit for sales under 20 units, and 200,000 Yen/unit for sales of 20 units and above. 50,000 Yen/unit of each sale will be transferred into Amanasu Holdings. Sales are expected to begin on November 2006 with a monthly sales target of 6 units/month.

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

Petstyle. Amanasu Holdings invested 10,000,000 Yen into Petstyle Ltd;, which runs a pet modeling business, located at #406, Mansion Kyassuru,13-8 Daikanyamacho, Shibuya-ku Tokyo, on January 11th 2006. The company aimed to establish its business as a pioneer of the total management for the pets in Japan; however, Petstyle was still not able to self sustain, and with reorganization plans no further investment will be made into Petstyle and Amanasu Environment will make BJSS available to any organization whom can utilize its services.

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

Rapid Technological Changes. The industries in which the Company intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company's technologies obsolete or non-competitive.

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

		Director/
		Officer
Name	Age	Since	Position
Atsushi Maki	59	1999	Chairman/Treasurer and President
Lina Lei	46	1999	Secretary

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

31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

1. Investment of 50,000,000 Yen into Amanasu Holdings from a Japanese Electronics manufacturer Soae (Filed on October 2, 2006)

2. Formation of New Subsidiary under Amanasu Holdings, Amanasu Water with initial investment capital of 30,000,000 Yen (Filed on October 2, 2006)

3. Resignation of the President of Amanasu Holdings Kazuasa Tanaka. (Filed on October 2, 2006)

4. Appointment of Shuichi Yamada as President of Amanasu Holdings.

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2006 were $22,000 and $8,920 for 2005.
(2) Audit Related Fees for 2006 and 2005 were $0.
(3) Tax Fees for 2006 were $625 and 2005 were $0
(4) All Other Fees were $0.
(5) N/A
(6) Not greater than 50% for 2005 and 2004.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Board of Directors
Amanasu Environment Corporation

I have audited the accompanying consolidated balance sheet of Amanasu Environment Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006, and 2005. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31 , 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
May 18, 2006
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
BALANCE SHEET
December 31, 2006

ASSETS

Current Assets:
Cash	$102,763
Certificate Of Deposit	1,150,000
Accounts and notes receivables	66,737
Raw Materials	3,373
Advance to vendor	94,000
Short-term loan receivables	293,152
Accrued Interest Receivables	13,236

Total current assets	1,723,261

Fixed Assets:
Machinery and equipment	342,216
Less, accumulated depreciation	100,276
Net fixed assets	241,940

Other Assets:
Investments	277,763
Prepaid Expenses	76,448
Security Deposits	143,595
Miscellaneous Receivables	893
Long-term loan receivables	31,483

Total other assets	530,182

Total Assets	$2,495,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payables	$22,359
Accrued expenses	13,450
Payroll and other taxes payable	18,082
Shareholders Advance	958

Total current liabilities	54,849

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001
Minority Interest	426,014
Additional paid in capital	4,257,039
Retained deficit	(2,301,821)
Other comprehensive income	15,301

Total stockholders' equity	2,440,534

Total Liabilities and Stockholders' Equity	$2,495,383

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2006	Year 2005

Sales	$472,318	$478,003
Cost of Goods sold	349,674	271,552

Gross Profit	122,644	206,451

Expenses	906,495	533,125

Operating Loss	(783,851)	(326,674)

Other Income(expense)
Interest Income	61,634	50,783

Miscellaneous Revenue	10,718
Impairment of Fixed Assets	(144,000)	-
Impairment of Investments	(263,685)	(292,030)

Net Loss	$(1,119,184)	$(567,921)

Net loss per share -
Basic and Diluted	$-	$-

Average number of
shares outstanding	44,001,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, and 2005

	Common Stock		Additional	Retained	Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total

Balance, December 31, 2003	43,020,816	$28,821	$872,119	$(465,039)	$-	$435,901

Adjustments	(20,000)	14,180	(114,080)	-	-	(99,000)

Net loss for period				(149,677)	-	(149,677)

Balance, December 31, 2004	43,000,816	43,001	758,039	(614,716)	-	186,324

Sales of common stock	1,000,000	1,000	3,499,000	-	-	3,500,000
Net loss for period	-	-	-	(567,921)	-	(567,921)

comprehensive income	-	-	-	-	4,995	4,995

Balance, December 31, 2005	44,000,816	$44,001	$4,257,039	$(1,182,637)	$4,995	$3,123,398
Minority Interest	-	-	426,014	-	-	426,014
Net loss for period	-	-	-	(1,119,184)	-	(1,119,184)

comprehensive income	-	-	-	-	10,306	10,306

Balance, December 31, 2006	44,000,816	$44,001	$4,683,053	$(2,301,821)	$15,301	$2,440,534

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year 2006	Year 2005

CASH FLOWS FROM OPERATIONS:
Net loss	$(1,119,184)	$(567,921)
Charges not requiring the outlay of cash:
Depreciation and amortization	28,814	58,777
Write down of licensing agreements	10,000	292,030
Equity in losses of investee companies	226,896	11,780
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	10,804	(78,434)
Decrease in work in progress	19,186	(19,186)
Increase in advance to vendor	-	(94,000)
Increase in loan receivables	(31,483)	-
Increase in advance to employees	24,179	(24,179)
Increase in short term bank loan	(21,210)	21,210
Increase accrued interest	(13,236)	-
Increase in prepaid expenses	(76,448)	-
Increase in raw materials	(3,373)	-
Increase in accounts payable	2,934	19,425
Increase in advance to shareholders	43,278	(42,420)
Increase in payroll and other taxes payable	1,662	13,430
Increase in accrued expenses	9,872	3,578
Increase employee loans	(14,640)	14,640
Net Cash Consumed By

Operating Activities	(901,949)	(391,270)
CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment	143,630	(459,987)
Investments	242,711	(801,384)
Increase in security deposits	-	(100,000)
Advance to affiliate	(191,267)	(138,595)
Investment in certificate of deposit	(150,000)	(1,000,000)

Net Cash Provided (Consumed)
By Investing Activities	45,074	(2,499,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	-	3,500,000
Refund of stock investment	-	(99,900)
Capital Contribution to Subsidiary	426,014	-

Net Cash Provided By
Financing Activities	426,014	3,400,100

Exchange Rate Effect on cash	10,306	4,995
Net Change in Cash Balances	420,555	513,859
Cash balance, beginning of period	523,318	9,459

Cash balance, end of period	$102,763	$523,318

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	ORGANIZATION and BUSINESS

Organization of Company
The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business
On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan. On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (Holdings), which is located in Tokyo, Japan. Holdings made investments in five other Japanese companies during 2005, including an $84,288 investment in Shinwa. The investee companies are involved in a variety of businesses, described in Note 8. Shinwa performs fabricating services, principally welding, on stainless steel piping; it has also developed, and continues development of systems for cleaning the waters of rivers, streams and lakes. On September 21, 2006, Soae, a Japanese electronics manufacturer, invested $426,014 for a 9% interest in Amanasu Holdings. Also, on September 21, 2006, Amanasu Holdings formed a new subsidiary called Amanasu Water. Amanasu Water's plan of operation is to market a new type of water called "Hydrogen ion water". Hydrogen-ion water is a new product and is believed to have effective anti-oxidant properties.

During the year 2000, the Company acquired worldwide licensing rights for nuclear incinerator technology, known as "The Amanasu Furnace". The Furnace is a positive ion breeder incinerator process that converts domestic and industrial wastes to ions through high temperature exposure. The resultant residue consists of oxygen gas and inert slag pellets. On September 30, 2002, the Company was granted a worldwide exclusive license for the production and marketing of a hot water boiler which extracts heat energy from waste tires. On June 30, 2003, the Company acquired the worldwide rights to produce and market a patented process that purifies seawater, and removes hazardous pollutants from wastewater. These investments, which totaled $346,500, are for licensing rights to three products. During 2005 & 2006, the value of these rights was reviewed and impairment was found to have occurred (see Note 8).

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
December 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash
For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalent

Concentrations of Credit Risk
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

Licensing Agreement
During the year 2000, the Company issued 13,000,000 shares of common stock to a company that is wholly owned by the Company's president as a fee for arranging for the acquisition of the licensing agreement for the nuclear incinerator technology. Another 1,200,000 shares was issued in 2001 in connection with the acquisition of this agreement. No value has been assigned to this intangible asset..

The license for the hot water boiler was acquired at a cost of $250,000, plus 650,000 shares of common stock. The stock was valued at $.10 per share, bringing the total cost to $315,000. The license for the seawater purification process was acquired for 1,050,000 shares of common stock which were valued at $31,500. Amortization of these costs has been provided by the straight line method using lives of 17 years, which is based on patent life. The latter two intangible assets were evaluated during 2005 and 2006 and a write off was made for the entire portion of their book value. (See Note 1 and 8).

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
December 31, 2006

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

Advertising Costs
The Company will expense advertising costs when an advertisement occurs. Amounts expensed were $146,351 during 2006; and $3,750 in 2005.

Segment Reporting
Management will treat the operations of the Company as one segment.

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash, miscellaneous receivables, and payroll taxes payable, approximate their fair values at December 31, 2006.

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

3.	RELATED PARTY TRANSACTIONS

The Company president received a $45,000 advance from Shinwa in December 2005.

4.	PROVISION FOR DOUBTFUL ACCOUNTS

The balance of notes and accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1,246.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

5.	INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Japanese Tax Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of seven years. The NOL's total was $2,287,246. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2006 by $297,336, the results of adding the potential benefit of 2006 losses.

Deferred Tax Assets	$686,174
Valuation Allowance	686,174
Balance Recognized	$-

6.	INVESTMENTS

During December 2005 and January 2006, Holdings made investments in the six operating companies which are located in Japan. The equity interest in each of these companies is not more than 50% and the companies are not consolidated in these financial statements. They are accounted for by the equity method of accounting. These investments are summarized below, along with a brief description of each:

	Investment		Company Share Of
	Debt	Equity	2005 Loss

BJSS, Inc.	$ -	$-	$(92,094)
Energy Development (formerly Felice, Inc.)	59,055	93,061	17,517
Echo Frontier Corp.	42,114	-	(103,149)
Project Support	42,114	-	(42,979)
Petstyle	-	-	6,191
Creative Ducks Corp.	106,969	-	-
Total	251,174	$93,061	$(226,896)

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

6.	INVESTMENTS (CONT'D)

BJSS, Inc.

This is a temporary employment agency with offices in Bangladesh and Japan.

Energy Development (formerly Felice, Inc.)

This company will operate in the solar panel industry in Japan

Echo Frontier Corp.

This company will manufacture products for which the Company holds patents. The Company expects to receive patent royalties on the sales of this company.

Creative Ducks Corp.

This company will produce plants for sterilization systems, primarily to treat the ozone effect.

Project Support

This company will produce a new bathing method, using rocks that have mineral elements, which radiate far infrared rays via heat. Petstyle

This company runs a pet modeling business in Japan.
7.	INVESTMENT IN SWING MELTER

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company will receive patent royalties on sales of the Swing Melter. During 2006, the values of the investment and the demonstration model were reviewed and impairment was found to have occurred. (See note 9 and 10)

8.	IMPAIRMENT OF LICENSING RIGHTS

The Company has investments, which totaled $346,500, in licensing rights to three products (see Note 1). During 2005, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $10,000 through a $292,030 loss provision. The remaining $10,000 was written off in 2006.

9.	IMPAIRMENT OF INVESTMENTS

The Company has investments in BJSS, Inc. of $77,321 and Petstyle of $81,066 (see Note 6). During 2006, the value of these investments was reviewed and impairment was found to have occurred. As a result, the remaining value of these investments was reduced to $0 through a $158,387 loss provision.

10.	IMPAIRMENT OF MACHINERY

In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. In 2006, the value of this demonstration model was reviewed and impairment was found to have occurred, As a result, the unamortized cost of this machinery was reduced to $256,000 through a $144,000 loss provision.

11.	RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Vancouver, British Columbia under a 1-year operating lease, which expires September 30, 2007. During 2006, the Company incurred rent expense of $98,671. In 2005, rent expense was $206,823.

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the years 2006 and 2005. There was no non-cash financing or investing activity during these years.

13.	SUBSEQUENT EVENTS

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. During the course of that law suit, $652,409 of Company funds was frozen by court order. The lawsuit was subsequently settled o n March 27, 2007. Under the terms of the settlement, the Company, its affiliate, and the officer are obligated to pay $260,000 in monthly installments of $10,000 each. The Company does not expect to incur any expense as a result of this settlement, because the officer involved in the suit has agreed to take personal responsibility for the settlement. Of the Company funds which had been frozen, all except $130,000 have been released. This remaining $130,000 amount will be released when the terms of the settlement have been satisfied.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Environment Corporation

/s/ Atsushi Maki	April 13, 2007
President
And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2007
/s/ Atsushi Maki
Director

12