Form 10QSB
period 2007-03-31
AMANASU ENVIRONMENT CORP
filed 2007-05-21
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934
For the transition period from ___ to ___.

Commission file number: 000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of small business issuer as specified in its charter)
Nevada	98-0347883
(State or other jurisdiction of organization)	(IRS Employer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022
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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of March 31, 2007. Transitional Small Business Disclosure Format:   Yes  O      No  X

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2007 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Cash	$268,315	$523,318
Certificate Of Deposit	1,150,000	1,000,000
Accounts and notes receivables	32,588	78,434
Work in progress	3,407	19,186
Advance to vendor	94,000	94,000
Accured interest receivable	3,070	-
Advances to employees	$110,503	$24,179
Short-term Loan Receivables	196,597	-
Total current assets	1,854,480	1,739,117

Fixed Assets:
Machinery and equipment	485,846	485,846
Less, accumulated depreciation	90,216	71,462
Net fixed assets	395,630	414,384

Other Assets:
Advances to affiliates	1,885	101,885
Miscellaneous Receivables	4,027	-
Investments	523,643	747,370
Security Deposits	147,833	143,595
Advance to shareholders	-	42,420
Licensing agreements	10,000	10,000
Long-term Loan Receivables	51,300	-
Total other assets	738,688	1,045,270

Total Assets	$2,988,798	$3,198,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short Term Bank Loan	$-	$21,210
Accounts Payable	21,537	19,425
Accrued expenses	40,245	3,578
Payroll and other taxes payable	72,041	16,420
Employee loans	-	14,640
Shareholder advance	957	100

Total current liabilities	134,780	75,373

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,257,039	4,257,039
Minority Interest	426,014	-
Accumulated deficit	(1,311,961)	(610,155)
Deficit accumulated during development stage	(572,482)	(572,482)
Other comprehensive income	11,407	4,995

Total stockholders' equity	2,854,018	3,123,398

Total Liabilities and Stockholders' Equity	$2,988,798	$3,198,771

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	March 31 2007	March 31 2006

Sales	$70,331	$-
Cost of Goods sold	(70,457)	-
Gross Profit	$(126)	-

Expenses	(288,556)	89,402
Operating Loss	(288,682)	(89,402)

Other Income (expense)
Interest Income	12,434	18,071
Equity in losses of investee companies	(45,666)	-
Other income	3,764	-
Interest expense	-	-

Net Loss	$(318,150)	$(71,331)

Other Comprehensive Income:
Gain on foreign currency conversion	9,819	-

Total Comprehensive Income	$(308,331)	$(71,331)

Loss Per Share - Basic and Diluted	$(0.007)	$-

Weighted average number of shares outstanding	44,000,816	44,000,816
 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Periods Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(701,806)	$(226,405)
Charges not requiring the outlay of cash:
Depreciation and amortization	18,754	16,617
Decrease of equity in investee companies	245,230	-
Changes in current assets and liabilities:
Decrease in notes and accounts receivable	45,846	-
Decrease in work in process	15,779	-
Increases in accrued expenses	36,667	(1,910)
Increase in accrued interest receivable	(3,070)	-
Increase in advances to employees	(100,964)	-
Increase in accounts payable	2,112	-
Decrease in advance to shareholder	43,277	-
Increase in payroll and other taxes payable	55,621	-
Increase in miscellaneous receivables	(4,027)	(94,000)
Increase in Loan Receivables	(243,879)	-
Net Cash Consumed By
Operating Activities	(590,478)	(305,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Certificates of Deposits	(150,000)	(2,000,000)
Investments in consolidated subsidiaries	178,497	(390,000)
Increase in security deposits	(4,238)	-
Advance to affiliate	(100,000)	-
Purchase of operation equipment	-	(400,000)
Rent deposits	-	(138,595)

Net Cash Provided (Consumed)
By Investing Activities	(75,741)	(2,928,595)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Subsidiary stock	-	3,500,000
Capital Contributions	426,014	-
Return of deposit for capital stock	-	(99,000)
Repayment of short term loan	(21,210)	-

Net Cash Provided By
Financing Activities	404,804	3,400,100

Exchange Rate Effect on cash	6,412	-

Net Change in Cash Balances	(255,003)	165,807
Cash balance, beginning of period	523,318	9,459
Cash balance, end of period	$268,315	$175,266

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2007 and for the three and March 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2007.

COMPANY OVERVIEW

The Company was organized February 22, 1999. Its operations to date have been limited to obtaining exclusive licensing rights for technologies, conducting preliminary marketing efforts, and conducting product testing.

As of August 4th, 2005, Kogure's six proprietary rights (See "Patents" below) to the license of the technologies and parts in connection with constructing the rotary kiln and its title w ere transferred to Amanasu Environment Corporation, and the amount of $290,000 that the Company previously funded to Kogure for marketing and promotion purposes replaced in as transfer fee. As a result, the Company possesses the exclusive worldwide right to the product, and can receive royalties from the sales of the rotary kiln by other companies including MINMETAL. The Company business is in developing and marketing technologies in various environmental industries such as waste management, water purification , heat and energy production, and will continue to expand into other environmental technology markets. Initially we began by acquiring the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalinization methodology. At present, the Company is not engaged in the commercial sale of any of these licensed technologies. Our operations to date have been limited to acquiring different technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor. The Company has conducted various internal tests on these units to determine their commercial viability. With the result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby we can capitalize on the existing infrastructure of such other companies: product design and engineering, marketing and sales, and warranty and post-warranty service and repair to name a few. The Company believes that the marketing efforts to sell any of our products will be limited until such time as we can complete the refinements of its technologies. The Company can not predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

The Company's current business plan is the result of recent operational results during the fiscal year of 2007 and may change due to the amount of risk accompanied by the nature of its business. The Company's business is run through four subsidiary branches, with each respective branch focused on a particular environmental market: Amanasu Echo Frontier is involved in waste management technologies; Amanasu Energy, formerly Felice, is involved in solar panel technology; Amanasu Shinwa, formerly Shinwa Yosetsu, is involved in water purification; and finally as of September 21st 2006 a newly formed Amanasu Water which is involved in drinking water. All 4 branches are at various ownership levels managed through a 91% controlled holdings company, Amanasu Holdings established in December 2005.

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

Amanasu Shinwa. Amanasu Shinwa, was formerly a subcontractor for the Company. Originally, Shinwa Yosetsu was to refine and manufacture the Ring-Tube Desalinization technology held by Amanasu Environment; however, with lack of commercial viability Shinwa Yosetsu was fully acquired by Amanasu Environment under Amanasu Holdings and Shinwa Yosetsu's existing operations were put into priority. Amanasu Shinwa is primarily involved in manufacturing water purification plants for use in pools, fitness centres etc, and seawater to fresh water purification plants.

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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is hand-manufactured, which leads to high cost production. There are many similar production companies, which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which could manage Sakagami's technology under instructions to lower production cost With the acquisition of Shinwa Yosetsu, Amanasu Shinwa now has furnace technology, as well as maintenance management businesses and welding businesses, and maintain the top level of operation in Japan. With current developments the Company has decided to discontinue the Ring-Tube Desalination project, and in 2007, the Company will focus only on producing and marketing water purification systems and seawater desalination systems utilizing and employing new technologies under the management of Amanasu Shinwa.

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

PLAN OF OPERATION

Amanasu Environment. The Company's main management focus for the fiscal year ending December 31, 2007 will be the activities of Amanasu Water and Amanasu Energy. The Company will utilise it's business network connections to support sales and marketing activities of both Amanasu Water and Amanasu Energy in Japan. The Company will also utilise it's business network in order to establish sales and marketing channels in the United States and South East Asia. For Amanasu Water in Japan, the Company has provided connections to Pachinko, hotel, drug store, beauty salon, and restaurant chains. On the North American front, the Company is currently gathering information on material availability, and also researching various sales channels: hospital chains, restaurant chains, hotels, and any companies related to the health and beauty industry are being compiled. For Amanasu Energy, the Company is focusing on establishing marketing channels for Amanasu Energy to support it's 100 unit/month sale goal. On the North American front, with increased interest in entering the solar market in Japan, the Company is researching and compiling information on various solar technologies that could compete in the Japanese market.

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

Amanasu Echo Frontier.Amanasu Holdings and the former employees of Kogure jointly established Amanasu Echo Frontier Corporation ("Amanasu Echo Frontier"), with a capital of $240,000 (28,000,000 Yen) of which Amanasu Holdings invested $103,000 (12,000,000 Yen) in December, 2005, with 10 former technicians of Kogure. Amanasu Echo Frontier mainly produces incinerator, furnace, and medical waste treatment plants using the 6 proprietary rights purchased from Kogure as stated above at a location of 1-24-8 Iwagami-cho, Maebashi, Gunma, Japan. Amanasu Echo Frontier's business plans for the remaining fiscal year ending December 31, 2007 are spilt into 3 areas: China, Japan, Development of Industrial Waste Treatment Facilities. In terms of selling new units, Amanasu Eco Frontier will focus on the Chinese market: 2 units in 2007, 3 units the following year, and 5 units per year after that. Marketing in China has been entrusted to Mr. On, Director and Shareholder of Amanasu Eco Frontier, who is key in Amanasu Eco Frontier's plans.

Amanasu Shinwa.Amanasu Holdings invested $84,228 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa for the follow items.
(i) The Production of a model water purification plant managed by Amanasu Shinwa.
(ii) 5 Water purification units ($85,000 (10,000,000 Yen) per unit) for pools at sports clubs, which will be produced and distributed in Japan for the next 12 months
Amanasu Shinwa has also started developing a new plant using ozone sterilization technologies , and are expecting an increase of sales by the new development. The new plant will be used for swimming pools, public bathing houses, kitchens and the wide range of other market places are being prospected. The target sales for 2007 will be 300,000,000 Yen.

Amanasu Energy Development (formerly Felice). Amanasu Holdings invested 10,000,000 Yen and loaned 5,000,000 Yen into Felice Ltd;, located at 3-41 Akebono-chou Senju Adachi-ku Tokyo, on December 16th ,2005. Felice ran beauty salons on a membership system; however, operational results were unsatisfactory, and along with the reorganization of Amanasu Holdings (see page 11 for details), Amanasu Environment and Felice decided to change Felice's business entirely. Felice will direct its focus on the solar panels industry under the new name Amanasu Energy. Amanasu Energy will begin its operations with promoting the sales of Sanyo's HIT solar panels in Japan. The sale agreement with Sanyo is a commission base of 150,000 Yen/unit for sales under 20 units, and 200,000 Yen/unit for sales of 20 units and above. 50,000 Yen/unit of each sale will be transferred into Amanasu Holdings. Amanasu Energy's 2 year sales target is 100 units/month and is planning to establish 6 offices in the Tokyo area. The first Amanasu Energy office was established in Saitama-Ken Saitama-shi Omiya-ku Sakuragi-cho 4-80-1 AS Building 3F.

Amanasu Water. As of September 21, 2006 Amanasu Holdings invested 50,000,000 Yen ($500,000) establishing Amanasu Water, which will be involved in the sale and marketing of "Amanasu Sui-So-Sui" or Amanasu Hydrogen-ion water. Amanasu water will subcontract BMD Co's processing and packing facilities and will begin distribution of Amanasu Hydrogen-ion water through fitness clubs and professional sports arenas across Japan launching on November 2006. Amanasu Hydrogen-ion water will be sold in 300 ml pouches, and 15 yen from each sale will be transferred to Amanasu Holdings. From the 15 yen transferred 5 yen will be transferred to Amanasu Environment. Amanasu Water is currently negotiating distribution contracts with Maruhan Corp., Meihou Group, Yuko Corp., Yume Corporation, Okuwa Corp, Kaguchi Yakuhin, Donki Houte and others. A distributing contract with 7-11 on the national level is also being negotiated.

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
Three months ended March 31, 2007

The Company's sales for the three months ended March 31, 2007 were $70,331 up 100% compared to the three months ended March 31, 2005. The increase in sales were due principally to the absence of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase.

Interest income for the three months ended March 31, 2007 was $12,434 compared to $18,071 for the same period in 2005. The decrease was due to fluctuating interest rates and the withdrawal of cash for the capital investment in initiating Amanasu Holdings on December 9, 2005 in the amount of $831,000.

Other income for the three months ended March 31, 2007 was $3,764 up 100% compared to the same period in 2005. The increase was principally due to the absence Petstyle in the three months ended March 31, 2005. Amanasu Holdings received management fees from Petstyle.

Equity in losses of investee companies for the three months ended March 31, 2007 were $45,666 compared to nil for the same period in 2005. The losses were principally due to the absence of Amanasu Holdings & Subsidiaries ,which were acquired in the fourth quarter ending December 31 2007.

Gain on foreign currency conversion for the three ended March 31, 2007 was $9,819 as compared to nill for the same period in 2005. The increase was due to the absence of Amanasu Holdings & Subsidiaries, which were acquired in the fourth quarter ending December 31 2007.

Total expenses for the three months period ending March 31, 2007 was $288,556 compared to $89,402 for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

Cost of goods sold for the three months period ending March 31, 2007 was $70,457 compared to nothing for the same period of 2005. The increase was due principally to the presence of Amanasu Shinwa, which was acquired during the fourth fiscal quarter ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2007 cash used in operating activities was $590,478 compared to $305,698 for the same period in 2005. The $284,780 increase in cash used was due principally to the absence in the 2005 period of Amanasu Shinwa. The acquisition of Amanasu Shinwa, took place during the fourth fiscal quarter ending December 31, 2005, which is the basis behind the large increase. In addition, on September 21, 2006 there was cashed used in the establishment of Amanasu Water as a subsidiary of the Company under Amanasu holdings.

Total assets as of March 31, 2007 were $2,988,798 representing a decrease of $209,973 from total assets of $3,198,771 as of December 31, 2005. This decrease is comprised of the $3.5 million dollars capital raised, on March 11, 2005, offset by the 2006 losses.

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

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. During the course of that law suit, $652,409 of Company funds was frozen by court order. The lawsuit was subsequently settled on March 27, 2007. Under the terms of the settlement, the Company, its affiliate, and the officer are obligated to pay $260,000 in monthly installments of $10,000 each. The Company does not expect to incur any expense as a result of this settlement, because the officer involved in the suit has agreed to take personal responsibility for the settlement. Of the Company funds which had been frozen, all except $130,000 have been released. This remaining $130,000 amount will be released when the terms of the settlement have been satisfied.

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

Date: May 21, 2007

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer