Form 10QSB/A
period 2007-03-31
AMANASU ENVIRONMENT CORP
filed 2007-07-09
CIK 1142801

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Cash	$88,891	$102,763
Certificate Of Deposit	1,150,000	1,150,000
Accounts and notes receivables	165,699	66,737
Inventory	4,309	3,373
Advance to vendor	94,000	94,000
Short-term loan receivables	$271,934	$293,152
Accrued interest receivables	13,335	13,236
Total current assets	1,788,168	1,723,261

Fixed Assets:
Machinery and equipment	342,216	342,216
Less, accumulated depreciation	121,694	100,276
Net fixed assets	220,522	241,940

Other Assets:
Investments	320,041	277,763
Prepaid expenses	75,873	76,448
Security deposits	143,595	143,595
Miscellaneous receivables	-	893
Long-term loan receivables	25,016	31,483
Total other assets	564,525	530,182

Total Assets	$2,573,215	$2,495,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$89,102	$22,359
Accrued expenses	52,545	13,450
Payroll and other taxes payable	30,400	18,082
Stockholder's advances	958	958

Total current liabilities	173,005	54,849

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Minority Interest	426,014	426,014
Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(2,342,647)	(2,301,821)
Comprehensive Income	15,803	15,301

Total stockholders' equity	2,400,210	2,440,534

Total Liabilities and Stockholders' Equity	$2,573,215	$2,495,383

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	March 31 2007	March 31 2006

Sales	$237,018	$142,732
Cost of Goods sold	169,599	133,145
Gross Profit	$67,419	9,587

Expenses	177,316	129,418
Operating Loss	(109,897)	(119,831)

Other Income (expense)
Interest Income	24,066	12,454
Equity in losses of investee companies	42,278	39,905
Other income	2,993	1,697
Interest expense	(266)	(124)

Net Loss	$(40,826)	$(65,899)

Other Comprehensive Income:
Gain on foreign currency conversion	502	4,461

Total Comprehensive Income	$(40,324)	$(61,438)

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Periods Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(40,826)	$(65,899)
Charges not requiring the outlay of cash:
Depreciation and amortization	21,418	15,335
Equity in results of investee companies	(42,278)	(39,905)
Changes in assets and liabilities:
Decrease (increase) in notes and accounts receivable	(98,962)	1,384
Decrease (increase) in inventory	(936)	18,784
Increases in accrued expenses	39,095	70,229
Increase in accrued interest receivable	(99)	3,070
Decrease in short term receivables	21,218	(18,342)
Increase (decrease) in accounts payable	66,743	(2,431)
Increase in advance to shareholder	-	(6,986)
Increase (decrease) in payroll and other taxes payable	12,318	(7,517)
Net Cash Consumed By
Operating Activities	(22,309)	(38,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loan receivables	6,467	-
Investments	-	(205,467)
Decrease in prepaid expenses	575	-
Advance to affiliate	-	(100,000)
Repayment of advances to a affiliate	-	200,000
Decrease in miscellaneous receivables	893	-
Net Cash Provided (Consumed)
By Investing Activities	7,935	(105,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-
Repayment of short term loan	-	(21,210)
Net Cash Provided By
Financing Activities	-	(21,210)

Exchange Rate Effect on cash	502	4,461

Net Change in Cash Balances	(13,872)	(160,634)
Cash balance, beginning of period	102,763	523,318
Cash balance, end of period	$88,891	$362,684

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-KSB for the year ended December 31, 2006.

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

Date: June 29, 2007

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer