Form 10QSB
period 2007-06-30
AMANASU ENVIRONMENT CORP
filed 2007-08-21
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of June 30, 2007. Transitional Small Business Disclosure Format:   Yes  O      No  X

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2007

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2007 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Cash	$66,628	$102,763
Certificate Of Deposit	1,150,000	1,150,000
Accounts and notes receivables	84,971	66,737
Inventory	5,975	3,373
Advance to vendor	94,000	94,000
Short-term loan receivables	$188,062	$293,152
Accrued interest receivables	12,889	13,236
Total current assets	1,602,525	1,723,261

Fixed Assets:
Machinery and equipment	342,216	342,216
Less, accumulated depreciation	150,333	100,276
Net fixed assets	191,883	241,940

Other Assets:
Investments	304,981	277,763
Prepaid expenses	64,139	76,448
Security deposits	143,595	143,595
Miscellaneous receivables	-	893
Long-term loan receivables	19,056	31,483
Total other assets	531,771	530,182

Total Assets	$2,326,179	$2,495,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$33,128	$22,359
Accrued expenses	90,968	13,450
Payroll and other taxes payable	30,627	18,082
Deposits	4,512	958
Stockholder's advances	958	958
Total current liabilities	160,193	54,849

Minority Interest	383,981	426,014

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001

Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(2,537,036)	(2,301,821)
Accumulated other comprehensive income	18,001	15,301

Total stockholders' equity	1,782,005	2,440,534

Total Liabilities and Stockholders' Equity	$2,326,179	$2,495,383

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Six Month Periods Ended
	June 30 2007	June 2006

Sales	$439,837	$248,010
Cost of Goods sold	336,623	168,614
Gross Profit	$103,214	79,396

Expenses	365,002	287,776
Operating Loss	(261,788)	(208,380)

Other Income (expense)
Interest Income	37,504	22,191
Equity in losses of investee companies	(57,089)	(199,564)
Other income	4,654	2,222
Interest expense	(529)	(125)
Minority interest in loss of subsidiary	42,033	-
Net Loss	$(235,215)	$(383,656)

Other Comprehensive Income:
Gain on foreign currency conversion	2,700	(3,407)

Total Comprehensive Income	$(232,515)	$(387,063)
Loss Per Share ? basic and diluted	$(.01)	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	June 30 2007	June 2006

Sales	$202,819	$105,278
Cost of Goods sold	167,024	35,469
Gross Profit	$35,795	69,809

Expenses	207,995	158,358
Operating Loss	(172,200)	(88,549)

Other Income (expense)
Interest Income	13,438	9,737
Equity in losses of investee companies	(79,058)	(239,469)
Other income	1,661	525
Interest expense	(263)	(1)
Minority interest in loss of subsidiary	39,332	-
Net Loss	$(197,090)	$(317,757)

Other Comprehensive Income:
Gain on foreign currency conversion	2,198	(7,868)

Total Comprehensive Income	$(194,892)	$(325,625)
Loss Per Share ? basic and diluted	$-	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

 These statements should be read in conjunction with the year-end financial statements.

6

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Periods Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(235,215)	$(383,656)
Charges not requiring the outlay of cash:
Depreciation and amortization	50,057	16,758
Equity in results of investee companies	57,089	199,564
Minority interest in subsidiary loss	(42,033)	-

Changes in assets and liabilities:
Decrease (increase) in notes and accounts receivable	(18,234)	39,157
Decrease (increase) in inventory	(2,602)	15,732
Increases in accrued expenses	77,518	33,626
Decrease (increase) in accrued interest receivable	347	(3,070)
Increase in advances to employees	-	(18,805)
Increase (decrease) in accounts payable	10,769	(7,673)
Increase in advance to shareholder	-	27,780
Increase (decrease) in payroll and other taxes payable	12,545	8,460
Decrease in prepaid expenses	12,309	-
Decrease in other receivables	893	-
Increase (decrease) in deposit liability	4,512	(6,164)
Net Cash Consumed By
Operating Activities	(72,045)	(78,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments	(84,307)	180,930
Increase in certificate of deposit	-	(150,000)
Increase in long term loans	-	(234,799)
Reduction of long term loans	105,090	-
Advance to affiliate	12,427	(100,000)

Net Cash Provided (Consumed)
By Investing Activities	33,210	(303,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-
Repayment of short term loan	-	(21,210)
Net Cash Provided By
Financing Activities	-	(21,210)

Exchange Rate Effect on cash	2,700	(3,407)

Net Change in Cash Balances	(36,135)	(406,777)
Cash balance, beginning of period	102,763	523,318
Cash balance, end of period	$66,628	$116,541

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the quarter and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

Amanasu Shinwa. Amanasu Shinwa, was formerly a subcontractor for the Company. Originally, Shinwa Yosetsu was to refine and manufacture the Ring-Tube Desalinization technology held by Amanasu Environment; however, with lack of commercial viability Shinwa Yosetsu was fully acquired by Amanasu Environment under Amanasu Holdings and Shinwa Yosetsu's existing operations were put into priority. Amanasu Shinwa is primarily involved in manufacturing water purification plants for use in pools, fitness centres etc, and seawater to fresh water purification plants. It also continues its previous steel pipe whelding operations, and retains all its previous customers.

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

With the addition of the ceramic ball placed in the water tanks, the purification efficiency has increased, as well as a 95% reduction in calcium residue on the exterior of the Kijimuna.

Ceramic Ball

During the quarter ended June 30, 2007, Amanasu Shinwa launched a joint sales project with JA (Japan Agriculture) for the ceramic ball. The ceramic ball has 2 functions. It is a water purification tool, used on its own, or in conjunction with other purification systems (the ceramic ball has been applied to the Kijimuna Water Purifier, and also in all developing purifiers, including Ozone type purifiers.). It also can be used in car engines, to boost gas efficiency, as well as clean the engine internally. The ceramic ball is approximately 1.5 cm in diameter, and is used in both commercial and household applications. For example, 1, or 2 ceramic balls placed in a 300 ml water bottle can purify the water in 8 hours, and can be used continously, with no need for replacement.

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

PLAN OF OPERATION

Amanasu Environment. The Company's main management focus for the fiscal year ending December 31, 2007 will be the activities of Amanasu Water and Amanasu Energy. The Company will utilise it's business network connections to support sales and marketing activities of both Amanasu Water and Amanasu Energy in Japan. The Company will also utilise it's business network in order to establish sales and marketing channels in the United States and South East Asia. For Amanasu Water in Japan, the Company has provided connections to Pachinko, hotel, drug store, beauty salon, and restaurant chains. On the North American front, the Company is currently gathering information on material availability, and also researching various sales channels: hospital chains, restaurant chains, hotels, and any companies related to the health and beauty industry are being compiled. For Amanasu Energy, the Company is focusing on establishing marketing channels for Amanasu Energy to support it's 100 unit/month sale goal. On the North American front, with increased interest in entering the solar market in Japan, the Company is researching and compiling information on various solar technologies that could compete in the Japanese market. Further details into each subsidiary division are explained below.

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

Amanasu Holdings

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

During the quarter ended June 30, 2007, Amanasu Shinwa launched sales of the ceramic ball with JA (Japan Agriculture). The ceramic ball has a wide variety of applications in water purifications, as well as increasing gas mileage in cars. The ceramic ball has also been incorporated into all of Shinwa's water purification technologies. Each ball is to be sold at a retail price of between 1250 to 1800 Yen depending on volume.

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

During the quarter ended June 30, 2007, Amanasu Energy formed a sales agreement with Kyocera in order to increase its market scope. Even though Sanyo's HIT product line has an industry leading power conversion efficiency, the Kyocera Samurai and EconoRoots systems are more economical. Thus, with the Kyocera product lines, Amanasu Energy can reach customers who are looking for more economical products in exchange for more roof space.

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

During the quarter ended June 30, 2007 Amanasu water negotiated with several Pachinko Parlor groups, and found out that there was not enough space for the product in the stores, and has decided to make special 150 ml pouches instead of the 300 ml for these stores. 7-11 has expressed great interest in the hydrogen water product, however, requires more data. The Hydrogen water concept is also very new in Japan, thus Amanasu will be providing information in hydrogen water development to 7-11 for a 6 month period in order to solidify 7-11's confidence in the product.

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

During the quarter ended June 30, 2007, BJSS sold a divsion of its employment agency in which Amanasu Holdings received 3,000,000 Yen in compensation. BJSS and Amanasu Holdings will continue its efforts to sell the business to another entity completely.

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

During the quarter ended June 30, 2007, Petstyle launched a petfood delivery service. This service will give customers an opportunity to purchase petfood through by phone and have it delivered to their door at the same price as buying from a retail outlet. Petstyle has issued 2000 new catalogues and a website to start this project. Catalogues are issued through newspaper delivery and only houses with pets are targeted. Customers who purchase 3000 Yen or more in Petfood receive delivery at no charge, or charged 315 Yen with purchases under 3000 Yen. The target sales for the remainder of 2007 with this project is 4,800,000 Yen

Japan Amanasu Project Support. Amanasu Holdings invested 5,000,000 Yen and loaned 5,000,000 Yen to Japan Amanasu Project Support Ltd;, located at 2-2-5 Nishikanda Chiyoda-ku Tokyo, on January 26th 2006. This company was established to manage marketing for the incinerator (Amanasu Eco Frontier) and other Amanasu Holdings' products. It was also planning to produce a new bathing method, using rocks that have mineral elements, which radiate far infrared rays via heat. The heat then spreads out through heated rocks in a closed room similar to the sauna concept; however, due to unsatisfactory operational results and the reorganization of Amanasu Holdings, Japan Amanasu Project Support can no longer be accommodated for in the new business plan and will be made available for sale to any organization whom can utilize its services.

In order to reduce expenses, Project Support has put a temporary stop to its operations, for the 3rd quarter ending September 31, 2007.

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
Three months ended June 30, 2007

The Company's sales for the three months ended June 30, 2007 were $202,819 compared to $105,278 for the same period in 2006. The increase in sales were due principally to the sales of Hydrogen and Oxygen water through Amanasu Water.

Interest income for the three months ended June 30, 2007 was $13,438 compared to $9,737 for the same period in 2006. This increase is due to interest received from loans to Creative Ducks.

Minority interest in loss of subsidiary for the three months ended June 30, 2007 were $39,332 compared to nil for the same period in 2006. The increase was due to the presence of a minority interest Soae from September 21, 2006.

Gain on foreign currency conversion for the three ended June 30, 2007 was $2,198 as compared to -$7,868 for the same period in 2006. The increase was due to fluctuating currency rates.

Total expenses for the three months period ended June 30, 2007 was $207,995 compared to $158,358 for the same period of 2006. The increase was due to attorney's fees to settle a lawsuit in the first fiscal quarter ended March 31, 2007.

Cost of goods sold for the three months period ended June 30, 2007 was $167,024 compared to $35,469 for the same period of 2006. The increase was due principally to the presence of Amanasu water, beginning September 21, 2006. Amanasu Water purchased water, packaging, and other materials to start its operations.

 Six months ended June 30, 2007

The Company's sales for the six months ended June 30, 2007 were $439,837 compared to $248,010 for the same period in 2006. The increase in sales were due principally to the sales of Hydrogen and Oxygen water through Amanasu Water.

Interest income for the six months ended June 30, 2007 was $37,504 compared to $22,191 for the same period in 2006. The increase was due to fluctuating interest rates.

Gain on foreign currency conversion for the six ended June 30, 2007 was $2,700 as compared to $3,407 for the same period in 2006. The decrease was due to fluctuating currency rates.

Total expenses for the six months period ended June 30, 2007 was $365,002 compared to $287,776 for the same period of 2006. The increase is due to the presense of Amanasu Water which was established on September 21, 2006.

Cost of goods sold for the six months period ended June 30, 2007 was $336,623 compared to $168,614 for the same period of 2006. The increase was due principally to the presence of Amanasu water, beginning September 21, 2006. Amanasu Water purchased water, packaging, and other materials to start its operations.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2007 cash used in operating activities was $72,045 compared to $78,291 for the same period in 2006. The decrease was due to focusing on cutting cost on the North American front, to better support the Japanese front.

Total assets as of June 30, 2007 were $1,602,525 compared to $1,723,261 as of December 31, 2006. This decrease is due principly to loan payments received from Creative Ducks Corporation.

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

Date: August 21, 2007

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer