Form 10QSB/A
period 2007-09-30
AMANASU ENVIRONMENT CORP
filed 2007-12-07
CIK 1142801

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Cash	$153,304	$102,763
Certificate Of Deposit	801,000	1,150,000
Accounts and notes receivables	65,706	66,737
Inventory	6,412	3,373
Advance to vendor	94,000	94,000
Short-term loans receivable	259,036	293,152
Accrued interest receivables	13,607	13,236
Employee loans receivables	50,205	-
Total current assets	1,443,270	1,723,261

Fixed Assets:
Machinery and equipment	344,379	342,216
Less, accumulated depreciation	178,931	100,276
Net fixed assets	165,448	241,940

Other Assets:
Investments	227,247	277,763
Prepaid expenses	62,551	76,448
Security deposits	143,595	143,595
Miscellaneous receivables	-	893
Long-term loans receivable	15,229	31,483
Total other assets	448,622	530,182

Total Assets	$2,057,340	$2,495,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$52,629	$22,359
Accrued expenses	51,472	13,450
Payroll and other taxes payable	27,459	18,082
Deposits	7,762	-
Stockholders advances	87,022	958
Advance from affilate	10,000	-
Total current liabilities	236,344	54,849

Minority Interest	381,077	426,014

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001

Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(2,914,883)	(2,301,821)
Accumulated other comprehensive income	53,762	15,301

Total stockholders' equity	1,439,919	2,014,520

Total Liabilities and Stockholders' Equity	$2,057,340	$2,495,383

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Nine Month Periods Ended
	September 30 2007	September 2006

Sales	$574, 687	$318,341
Cost of Goods sold	434, 828	239,071
Gross Profit	139,859	79,270

Operating expenses	532,894	576,332
Litigation settlement	220,000	-
Operating Loss	(613,035)	(497,062)

Other Income (expense)
Interest Income	49,526	34,625
Equity in losses of investee companies	(97,675)	(245,230)
Other income	3,714	5,986
Interest expense	(529)	(125)
Minority interest in loss of subsidiary	42,937	-
Net Loss	(613,062)	(701,806)

Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	38,456	6,412

Total Comprehensive Loss	$(574,606)	$(695,394)
Loss Per Share - basic and diluted	$(.01)	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	September 30 2007	September 30 2006

Sales	$134,850	$70,331
Cost of Goods sold	98,205	70,457
Gross Profit	36,645	(126)

Operating Expenses	162,869	288,556
Litigation Settlement	220,000	-
Operating Loss	(346,224)	(288,682)

Other Income (expense)
Interest Income	12,022	12,434
Equity in losses of investee companies	(40,586)	(45,666)
Other income	(940)	3,764

Minority interest in loss of subsidiary	2,904	-
Net Loss	(372,824)	(318,150)

Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	35,756	9,819

Total Comprehensive Loss	$(337,068)	$(308,331)
Loss Per Share - basic and diluted	$-	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Periods Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(613,062)	$(701,806)
Charges not requiring the outlay of cash:
Depreciation and amortization	78,655	18,754
Equity in results of investee companies	97,675	245,230
Minority interest in subsidiary loss	(44,937)	-

Changes in assets and liabilities:
Decrease (increase) in notes and accounts receivable	1,031	45,846
Decrease (increase) in inventory	(3,039)	15,779
Increases in accrued expenses	38,022	36,667
Increase in accrued interest receivable	(371)	(3,070)
Increase in advances to employees	(50,205)	(100,964)
Increase (decrease) in accounts payable	30,270	2,112
Increase in advance to shareholder	-	43,277
Increase in payroll and other taxes payable	9,377	55,621
Decrease in prepaid expenses	13,897	-
Decrease (increase) in other receivables	893	(4,027)
Increase (decrease) in deposit	6,803	(4,238)
Net Cash Consumed By
Operating Activities	(434,990)	(350,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in machinery and equipment	(2,163)	-
Increase in certificate of deposit	-	(150,000)
Decdrease in certifcate of deposit	349,000	-
Increase in long term loans	-	(243,897)
Reduction of long term loans	16,254	178,497
Advance to affiliate	(3,043)	(100,000)
Net Cash Provided (Consumed)
By Investing Activities	360,048	(315,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders Advances	87,022	-
Minority Investment in subsidiary	-	426,014
Repayment of short term loan	-	(21,210)

Net Cash Provided By
Financing Activities	87,022	404,804

Exchange Rate Effect on cash	38,461	(6,412)

Net Change in Cash Balances	50,541	(255,003)
Cash balance, beginning of period	102,763	523,318
Cash balance, end of period	$153,304	$268,315

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company"), as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the quarter and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.
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

2.             SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the three month and nine month periods ended September 30, 2007 and 2006. There was no non-cash financing or investing activity during these periods.

3.             SETTLEMENT

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. The lawsuit was settled on March 27, 2007. Under the terms of the settlement, the Company, its affiliate, and the officer were obligated to pay $260,000 in monthly installments of $10,000 each. Two of these payments were made subsequent to the settlement. The settlement was amended during the third quarter of 2007, and was fully satisfied with additional cash payments of $200,000. All of the funds for settlement were paid by the Company. In addition, the Company paid legal fees connected with this lawsuit which totaled $86,630, of which $16,817 was paid in 2006, and $69,813 was paid in 2007.

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
Three months ended September 30, 2007

The Company's sales for the three months ended September 30, 2007 were $134,850 compared to $70,331 for the same period in 2006. The increase in sales were due principally to the sales of Hydrogen and Oxygen water through Amanasu Water and increase sales of Amanasu Energy.

Interest income for the three months ended September 30, 2007 was $12,022 compared to $12,434 for the same period in 2006. This slight decrease is primarily due to the fluctuating amount of funds in Amanasu Environment's checking account, as well as a decrease in the total amount in CDs.

Minority interest in loss of subsidiary for the three months ended September 30, 2007 were $2,904 compared to nil for the same period in 2006. The increase was due to the presence of a minority interest Soae from September 21, 2006.

Gain on foreign currency conversion for the three months ended September 30, 2007 was $35,756 as compared to $9,819 for the same period in 2006. The increase was due to fluctuating currency rates.

Operating expenses for the three months period ended September 30, 2007 was $162,869

Cost of goods sold for the three months period ended September 30, 2007 was $98,205 compared to $70,457 for the same period of 2006. The increase was due principally to the presence of Amanasu water, beginning September 21, 2006.

 Nine months ended September 30, 2007

The Company's sales for the nine months ended September 30, 2007 were $574,687 compared to $318,341 for the same period in 2006. The increase in sales were due principally to the sales of Hydrogen and Oxygen water through Amanasu Water and increase sales of Amanasu Energy.

Interest income for the nine months ended September 30, 2007 was $?49,526 compared to $34,625 for the same period in 2006. The increase was due to fluctuating interest rates.

Gain on foreign currency conversion for the nine months ended September 30, 2007 was $38,456 as compared to a loss of $6,412 for the same period in 2006. The increase was due to fluctuating currency rates.

Total expenses for the nine months period ended September 30, 2007 was $532,894 compared to $576,332 for the same period of 2006. The decrease is due to a reduced amount of funds put towards Amanasu Water's establishment.

Cost of goods sold for the nine months period ended September 30, 2007 was $434,828 compared to $239,071 for the same period of 2006. The increase is primarily due to increased activity in Amanasu Energy's solar panel sales efforts.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2007 cash used in operating activities was $434,990 compared to $350,819 for the same period in 2006. The increase is due primarily to increased activity in Amanasu Energy and Amanasu Water.

Total current assets as of September 30, 2007 was $2,057,340 compared to $2,495,383 as of December 31, 2006. This decrease is due principly to funds used to cover losses.

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

Date: November 27, 2007

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer