Form 10KSB
period 2007-12-31
AMANASU ENVIRONMENT CORP
filed 2008-04-15
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 15,2007 was 44,000,816 common shares.

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

Current

The Company's current business plan is the result of recent operational results during the fiscal year of 2007 and may change due to the amount of risk accompanied by the nature of its business. The Company's business is run through four branches, with each respective branch focused on a particular environmental market: Amanasu Echo Frontier is involved in waste management technologies; Amanasu Energy, formerly Felice, is involved in solar panel technology; Amanasu Shinwa, formerly Shinwa Yosetsu, is involved in water purification; and finally as of September 21st 2006 a newly formed Amanasu Water which is involved in drinking water. All 4 branches are at various ownership levels managed through a 91% controlled holdings company, Amanasu Holdings established in December 2005.

The Company's principal offices are located at 115 East 57th Street 11th Floor New York, NY 10022, and its telephone number is (212) 939-7278. The Company also maintains an office at 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan.

The Chairman and Chief Executive Officer Atsushi Maki, has set a goal to enter into the NASDAQ global market in 2 years time. The Company meets all requirements except one. The Company's main focus for the next 12 months will be to raise $30,000,000, and acquire public companies in both the United States and Japan.

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

Even though the Company decided to seek refinement to the boiler to accept other forms of waste, to be flexible in the market, the Company has determined no further production and/or investment on this technology. The estimated refinement time was not feasible for the Company, thus no further business relations will continue with Kogure on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales for the Fire Bird Boiler will still remain with the Company.

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

The Company believes that the existing capacity of the Ring-Tube Desalination equipment is commercially insufficient for its targeted markets because the equipment is hand-manufactured, which leads to high cost production. There are many similar production companies, which promote water purification systems in Japan therefore reducing the cost of manufacturing is the key to succeed in the competitive market. Consequently, the Company entered into an agreement with Shinwa Yosetsu, a subcontract manufacturing company which could manage Sakagami's technology under instructions to lower production cost.

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

Item 2. Description Of Property

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

None.

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

2007	Low Bid	High Bid
1st Quarter Ending March 31, 2007	$0.08	0.13
2nd Quarter Ending June 30, 2007	0.09	0.15
3rd Quarter Ending September 30, 2007	0.10	0.10
4th Quarter Ending December 31, 2007	0.13	0.75
2006	Low Bid	High Bid
Fiscal Year Ending December 31, 2007	$0.10	0.55

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

Equity Compensation Plan Information

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

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

Fiscal Year Ended December 31, 2007

The Company's sales for the fiscal year ended December 31, 2007 were $472,318 compared to $ 478,003 for the fiscal year ended December 31, 2006.

Interest income for the fiscal year ended December 31, 2007 was $61,634 compared to $50,783 for the same period in 2006. The increase is due to fluctuating interest rate and the increased deposited amount in the Company's account.

Equity in losses of investee companies for the fiscal year ended December 31, 2007 were $226,896, compared to $11,780 for the same period in 2006. The increased was principally due to subsidiary company losses.

Miscellaneous Revenue for the fiscal year ended December 31, 2007 was $10,718,compared to $0 for the same period in 2006. The increase is due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006. The Companies collects consulting income from all its subsidiaries.

Total expenses for the fiscal year ended December 31, 2007 was $906,495 compared to $533,125 for the same period of 2006. The increase was due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006.

Cost of goods sold for the fiscal year ended December 31, 2007 was $349,674 compared to $271,552 for the same period of 2006. The increase was due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006

During the year of 2005, the Company issued 1,000,000 shares of common stock, realizing cash proceeds of $3,500,000. These sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

During the three months ended September 30, 2006 Soae, a Japanese electronics manufacturer, invested $426,014 into Amanasu Holdings in exchange for 4,000 shares of Amanasu Holdings.

Plan Of Operations

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

The Company's current target is to enter into the NASDAQ Global Market within 2 years. The goal for the Company is to raise $30,000,000 in capital in order to meet its final pre-requisite to enter the Global market.

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
(ii) 5 Water purification units for pools at sports clubs, which will be produced and distributed in Japan for the next 12 months

Amanasu Shinwa has also started developing a new plant using ozone sterilization technologies , and are expecting an increase of sales by the new development. The new plant will be used for swimming pools, public bathing houses, kitchens and the wide range of other market places are being prospected. The expecting sales for 2008 will be 300,000,000 Yen.

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

Currently Amanasu Water has finished its previous contract with Athlete Japan Corporation, and is working on establishing other distribution routes. Amanasu water is in pre-negotiation stages of distribution with convenience stores such as 7 & i Holdings (formerly 7-11 of Japan), and pachinko parlors through Japan.

1. Rotary kiln (Patent number 3564012, as of July 2nd 2005); 2. Rotary kiln-Taiwan (Patent number 131102, as of August 21st, 2001); 3. Gas lark (petition number 2000-358861, patent pending); 4. Ash melting furnace and incinerating system (petition number 2002-325560, patent pending); 5. The interior wall of the kiln (petition number 2004-208198, patent pending); and 6. The method of cooling down the kiln (petition number 2004-208199, patent pending)

During the fiscal 2007 and 2006 years, the Company spent $-0- and $-0- respectively on research and development.

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

Total assets as of December 31, 2007 were $3,198,771 representing an increase of $2,867,223 from the total assets of $331,548 as of December 31, 2006.

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

Forward Looking Statements

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

Cautionary Statements

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Ability To Develop Commercial Product

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

Rapid Technological Changes

The industries in which the Company intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies can not or will not be overcome by technological advances in the respective industries rendering the Company's technologies obsolete or non-competitive.

Lack of Indications Of Product Acceptability

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

Control Exercised By Management

As of March 15, 2006, the existing officers and directors, and affiliates will control approximately 78.80% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

Conflicts of Interest

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

Reliance upon Third Parties

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

Protection Of Intellectual Property

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

Penny Stock Regulation

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included immediately following Item 14 below.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A . Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) are ineffective (details are listed under Management's Annual Report on Internal Control over Financial Reporting).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management, with the participation of the Company's principal executive and principal financial officers, assessed the effectiveness of the Company's internal control over financial reporting as of 90 days prior to this report. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

Amanasu Holdings invested $84,228 (10,000,000 Yen) on December 16th, 2005 into Amanasu Shinwa Corporation. During the fiscal year ended December 31, 2007, The Company's management identified material weaknesses in Amanasu Shinwa's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). On site cash stores used for smaller cash transactions ($50) not well documented. This material weakness is present within the Amanasu Shinwa due to lack of office staff.

As of September 21st , 2006 Amanasu Holdings invested 50,000,000 Yen ($500,000) establishing Amanasu Water Corporation. During the fiscal year ended December 31, 2007, The Company's management identified material weaknesses in Amanasu Water's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Approvals and authorization procedures for cash transactions lack distribution of responsibilities. This material weakness is due to the lack of office staff.

As of December 16th, 2005, the Company established, Amanasu Holdings Corporation ("Amanasu Holdings"). During the fiscal year ended December 31, 2007, The Company's management identified material weaknesses in Amanasu Holdings's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Approvals and authorization procedures for cash transactions lack distribution of responsibilities. This material weakness is due to the lack of office staff.

Management of the Company will take steps during the fiscal year ending December 31, 2008 to correct this material weakness.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Directors / Officers
Name	Age	Since	Position
Atsushi Maki	60	1999	Chairman/Treasurer and President
Lina Lei	47	1999	Secretary

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2005, 2004, 2003, and 2002, respectively:

Compensation Summary
	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)
Atsushi Maki (Chairman, President and Treasurer)	2007	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2005	-0-	-0-	-0-
	2004	-0-	-0-	-0-

Lina Lei (Secretary)	2007	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2005	-0-	-0-	20,000
	2004	-0-	-0-	-0-

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

Title of Security	Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership (1)	Percent of Class
Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	72.6%
Common Stock	Atsushi Maki (3) (4)	35,858,500	78.80%
Common Stock	Lina Lei (4)	35,858,500	78.80%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	78.80%

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

Item 13(A). Exhibits.

Name	Description
3(i)(a)	Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
3(i)(b)	Certificate of Amendment to Articles of Incorporation(Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
3(i)(c)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).
3(ii)(a)	Amended and Restated By - Laws of the Company (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
10(i)	Agreement between Family Corporation and the Company dated December 15, 1999. (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
10(ii)	License agreement between the Company and Masaichi Kikuchi dated June 8, 2000. (Incorporated by reference to the Company's Form 10-SB filed on June 20,2001).
10(iii)	Technical Consulting Agreement the Company and Masaichi Kikuchi dated June 9, 2001. (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
10(iv)	Amendment No. 1 to Licensing Agreement dated July 30, 2001, however, effective June 8, 2000 by and between the Company and Masaichi Kikuchi. (Incorporated by reference to the Company's Form 10-SB/A filed on August 9, 2001).
10(v)	License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation. (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).
10(vi)	Addendum to License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation. (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).
10(vii)	Stock Purchase Agreement dated May 14, 2003 by and between the Company and Jipangu, Inc.
10(viii)	Desalination License Agreement made as of May 30, 2003 by and between the Company Etsuro Sakagami. (Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2003).

31 Certification under Section 906 of the Sarbanes-Oxley Act.
32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

Item 14. Principal Accountant Fees and Services.

  Audit fees for 2006 were $22,000 and $8,920 for 2005.
  Audit Related Fees for 2006 and 2005 were $0.
  Tax Fees for 2006 were $625 and 2005 were $0.
  All Other Fees were $0.
  N/A.
  Not greater than 50% for 2005 and 2004.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE
IN NEW YORK AND NEW JERSEY
MEMBER OF AICPA
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

TEL: 973-628-0022
FAX: 973-696-9002
E-MAIL: rgjcpa@optonline.net

Board of Directors Amanasu Environment Corporation

I have audited the accompanying consolidated balance sheet of Amanasu Environment Corporation and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2007, and 2006. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31 , 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY
April 14, 2007
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
BALANCE SHEET
December 31, 2007

Assets
Current Assets
Cash	$102,763
Certificate of Deposit	1,150,000
Accounts and Notes Receivables	66,737
Raw Materials	3,373
Advance to Vendor	94,000
Short Term Loan Receivables	293,152
Accrued Interest Receivables	13,236

Total Current Assets	1,723,261

Fixed Assets
Machinery and Equipment	342,216
Less, Accumulated Depreciation	100,276
Net Fixed Assets	241,940

Other Assets:
Investments	277,763
Prepaid Expenses	76,448
Security Deposits	143,595
Miscellaneous Receivables	893
Long Term Loan Receivables	31,483

Total Other Assets	530,182

Total Assets	$2,495,383

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$22,359
Accrued Expenses	13,450
Payroll and Other Taxes Payable	18,082
Shareholders Advance	958

Total Current Liabilities	54,849

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $0.01 par value; 44,000,816 issued and outstanding	44,001
Minority Interest	426,014
Additional Paid In Capital	4,257,039
Retained Deficity	(2,301,821)
Other Comprehensive Income	15,301

Total Stockholders' Equity	2,440,534

Total Liabilities and Stockholders' Equity	$2,495,383
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2007	Year 2006

Sales	$472,318	$478,003
Cost of Goods Sold	349,674	271,552

Gross Profit	122,644	206,451

Expenses	906,495	533,125

Operating Loss	(783,851)	(326,674)

Other Income (Expense)
Interest Income	61,634	50,783

Miscellaneous Revenue	10,718
Impairment of Fixed Assets	(144,000)	-
Impairment of Investments	(263,685)	(292,030)

Net Loss	$(1,119,184)	$(567,921)

Net loss per share basic and diluted	$-	$-

Average number of shares outstanding	$44,001,816	$44,00,816
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, and 2006
	Common Stock		Additional	Retained	Other Comprehensive	Total
	Shares	Amount	Paid in Capital	Deficit	Income
Balance December 31, 2003	43,020,816	$28,821	$872,119	$(465,039)	$-	$435,901

Adjustments	(20,000)	14,180	(114,080)	-	-	(99,000)

Net loss For Period	-	-	-	(149,677)	-	(149,677)

Balance December 31, 2004	43,000,816	43,001	758,039	(614,716)	-	186,324

Sales of Common Stock	1,000,000	1,000	3,499,000	-	-	3,500,000
Net loss for period	-	-	-	(567,921)	-	(567,921)

Comprehensive Income	-	-	-	-	4,995	4,995

Balance December 31, 2005	44,000,816	$44,001	$4,257,039	$(1,182,637)	$4,995	$3,123,398

Minority Interest	-	-	426,014	-	-	426,014
Net loss for period	-	-	-	(1,119,184)	-	(1,119,184)

Comprehensive Income	-	-	-	-	10,306	10,306

Balance December 31, 2006	44,000,816	$44,001	$4,683,053	$(2,301,821)	$15,301	$2,440,534
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
STATEMENTS OF CASH FLOWS

December 31, 2007
	Year 2007	Year 2006
CASH FLOWS FROM OPERATIONS:
Net loss	$(1,119,184)	$(567,921)
Charges not requiring the outlay of cash:
Depreciation and amortization	28,814	58,777
Write down of licensing agreements	10,000	292,030
Equity in losses of investee companies	26,896	11,780
Change in current assets and liabilities:
Decrease in notes and accounts receivable	10,804	(78,434)
Decrease in work in progress	19,186	(19,186)
Increase in advance to vendor	-	(94,000)
Increase in loan receivables	(31,483)	-
Increase in advance to employees	24,179	(24,179)
Increase in short term bank loan	(21,210)	21,210
Increase accrued interest	(13,236)	-
Increase in prepaid expenses	(76,448)	-
Increase in raw materials	(3,373)	-
Increase in accounts payable	2,934	19,425
Increase in advance to shraeholders	43,278	(42,420)
Increase in payroll and other taxes payble	1,662	13,430
Increase in accrued expenses	9,872	3,578
Increase employee loans	(14,640)	14,640
Net Cash Consumed By Operating Activities	(901,949)	(391,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	143,630	(459,987)
Investments	242,711	(801,384)
Increase in security deposits	-	(100,000)
Advance to affiliate	(191,267)	(138,595)
Investment in certificate of deposit	(150,000)	(1,000,000)

Net Cash Provided (Consumed) By Investing Activities	45,074	(2,499,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock	-	3,500,000
Refund of stock investment	-	(99,900)
Capital Contribution to Subsidiary	426,014	-

Net Cash Provided By Financing Activities	426,014	3,400,100

Exchange Rate Effect on Cash	10,306	4,995
Net Change in Cash Balances	420,555	513,859
Cash Balance, beginning of period	523,318	9,459

Cash balance, end of period	$102,763	$523,318
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. ORGANISATION AND BUSINESS

Organisation of Company

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

6. INVESTMENTS

During December 2005 and January 2006, Holdings made investments in the six operating companies which are located in Japan. The equity interest in each of these companies is not more than 50% and the companies are not consolidated in these financial statements. They are accounted for by the equity method of accounting. These investments are summarized below, along with a brief description of each:

	Investment		Company Share of
	Debt	Equity	2006 Loss
BJSS, Inc.	$-	$-	$(92,094)
Energy Development (formerly Felice, Inc.)	59,055	93,061	17,517
Echo Frontier Corp.	42,114	-	(103,149)
Japan Project Support	42,114	-	(42,976)
Petstyle	-	-	6,191
Creative Ducks Corp.	106,969	-	-
Total	251,174	93,061	(226,896)

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

Japan Project Support

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

/s/ Atsushi Maki

April 13, 2007
Director

