Form 10QSB
period 2008-03-31
AMANASU ENVIRONMENT CORP
filed 2008-05-19
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2008

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of March 31, 2008. Transitional Small Business Disclosure Format:   Yes  O      No  X

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED March 31, 2008

PART1-FINANCIAL INFORMATION

PART1-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2008 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Cash	$66,628	$102,763
Certificate Of Deposit	1,150,000	1,150,000
Accounts and notes receivables	84,971	66,737
Inventory	5,975	3,373
Advance to vendor	94,000	94,000
Short-term loans receivable	188,062	293,152
Accrued interest receivables	12,889	13,236
Total current assets	1,602,525	1,723,261

Fixed Assets:
Machinery and equipment	342,216	342,216
Less, accumulated depreciation	150,333	100,276
Net fixed assets	191,883	241,940

Other Assets:
Investments	304,981	277,763
Prepaid expenses	64,139	76,448
Security deposits	143,595	143,595
Miscellaneous receivables	-	893
Long-term loans receivable	19,056	31,483
Total other assets	531,771	530,182

Total Assets	$2,326,179	$2,495,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$33,128	$22,359
Accrued expenses	90,968	13,450
Payroll and other taxes payable	30,627	18,082
Deposits	4,512	-
Stockholders advances	958	958
Total current liabilities	160,193	54,849

Minority Interest	383,981	426,014

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001

Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(2,537,036)	(2,301,821
Accumulated other comprehensive income	18,001	15,301

Total stockholders' equity	1,782,005	2,014,520

Total Liabilities and Stockholders' Equity	$2,326,179	$2,495,383

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	March 31 2008	March 31 2007

Sales	$202,819	$105,278
Cost of Goods sold	167,024	35,469
Gross Profit	35,795	69,809

Expenses	207,995	158,358
Operating Loss	(172,200)	(88,549)

Other Income (expense)
Interest Income	13,438	9,737
Equity in losses of investee companies	(79,058)	(239,469)
Other income	1,661	525
Interest expense	(263)	(1)
Minority interest in loss of subsidiary	39,332	-
Net Loss	(197,090)	(317,757)

Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	2,198	(7,868)

Total Comprehensive Loss	$(194,892)	$(325,625)
Loss Per Share - basic and diluted	$-	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Periods Ended
	March 31 2008	March 31 2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(235,215)	$(383,656)
Charges not requiring the outlay of cash:
Depreciation and amortization	50,057	16,758
Equity in results of investee companies	57,089	199,564
Minority interest in subsidiary loss	(42,033)	-

Changes in assets and liabilities:
Decrease (increase) in notes and accounts receivable	(18,234)	39,157
Decrease (increase) in inventory	(2,602)	15,732
Increases in accrued expenses	77,518	33,626
Decrease (increase) in accrued interest receivable	347	(3,070)
Increase in advances to employees	-	(18,805)
Increase (decrease) in accounts payable	10,769	(7,673)
Decrease in advance to shareholder	-	27,780
Increase in payroll and other taxes payable	12,545	8,460
Decrease in prepaid expenses	12,309	-
Decrease in other receivables	893	-
Increase (decrease) in deposit liability	4,512	(6,164)
Net Cash Consumed By
Operating Activities	(72,045)	(78,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments	(84,307)	180,930
Increase in certificate of deposit	-	(150,000)
Increase in long term loans	-	(234,799)
Reduction of long term loans	105,090	-
Advance to affiliate	12,427	(100,000)
Repayment of short term loan	-	(21,210)
Net Cash Provided (Consumed)
By Investing Activities	33,210	(325,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By
Financing Activities	-	-

Exchange Rate Effect on cash	2,700	(3,407)

Net Change in Cash Balances	(36,135)	(406,777)
Cash balance, beginning of period	102,763	523,318
Cash balance, end of period	$66,628	$116,541

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2008 and for the three and nine month periods ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the quarter and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-KSB for the year ended December 31, 2007.

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

PLAN OF OPERATION

Amanasu Environment. The Company's main management focus for the fiscal year ending December 31, 2008 will be the activities of Amanasu Water and Amanasu Energy. The Company will utilise it's business network connections to support sales and marketing activities of both Amanasu Water and Amanasu Energy in Japan. The Company will also utilise it's business network in order to establish sales and marketing channels in the United States and South East Asia. For Amanasu Water in Japan, the Company has provided connections to Pachinko, hotel, drug store, beauty salon, and restaurant chains. On the North American front, the Company is currently gathering information on material availability, and also researching various sales channels: hospital chains, restaurant chains, hotels, and any companies related to the health and beauty industry are being compiled.

The Company's activities for the next two fiscal quarters will be to directed to raising the capital necessary to enter the NASDAQ Global market. During the capital raising process the Company will also be implementing more internal control structures to better the flow of information, and also restructure management in Japan where most of the Company's activities are at present.

Management's main objectives in 2008, will be to solidify company wide information systems to increase transparency of financial information, including implementing XBRL (eXtensible Business Reporting Language) to increase flow of information from department to department; and to strengthen the sales force by introducing new sales management and training.

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

Amanasu Eco Frontier has stopped operations as the fiscal quarter ending September 30, 2007, for corporate restructing. New management and new products will be announced during the fiscal quarter ending June 30, 2008.

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
Three months ended March 31, 2008

The Company's sales for the three months ended March 31, 2008 were $202,819 compared to $105,278 for the same period in 2007. The increase in sales were due principally to the sales of Hydrogen and Oxygen water through Amanasu Water.

Interest income for the three months ended March 31, 2008 was $13,438 compared to $9,737 for the same period in 2007. This increase is due to interest received from loans to Creative Ducks.

Minority interest in loss of subsidiary for the three months ended March 31, 2008 were $39,332 compared to nil for the same period in 2007. The increase was due to the presence of a minority interest Soae from September 21, 2007.

March 31, 2008 was $2,198 as compared to -$7,868 for the same period in 2007. The increase was due to fluctuating currency rates.

Total expenses for the three months period ended March 31, 2008 was $207,995 compared to $158,358 for the same period of 2007. The increase was due to attorney's fees to settle a lawsuit in the first fiscal quarter ended March 31, 2008.

Cost of goods sold for the three months period ended March 31, 2008 was $167,024 compared to $35,469 for the same period of 2007. The increase was due principally to the presence of Amanasu water, beginning September 21, 2007. Amanasu Water purchased water, packaging, and other materials to start its operations.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2008 cash used in operating activities was $72,045 compared to $78,291 for the same period in 2007. The decrease was due to focusing on cutting cost on the North American front, to better support the Japanese front.

Total current assets as of March 31, 2008 was $1,602,525 compared to $1,723,261 as of December 31, 2007. This decrease is due principly to funds used to cover losses.

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

Date: May 19, 2008

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer