Form 10KSB/A
period 2007-12-31
AMANASU ENVIRONMENT CORP
filed 2008-05-20
CIK 1142801

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Fiscal Year Ended December 31, 2007

The Company's sales for the fiscal year ended December 31, 2007 were $729,089 compared to $ 472,318 for the fiscal year ended December 31, 2006. The increase is to due the presence of Amanasu Water, formed on September 21, 2006.

Interest income for the fiscal year ended December 31, 2007 was $55,280 compared to $61,634 for the same period in 2006. The decrease is due to redemption of certificates of deposit resulting in lower interest received and lower interest rates.

Miscellaneous Revenue for the fiscal year ended December 31, 2007 was $11,531,compared to $10,718 for the same period in 2006. The increase is due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006. The Companies collects consulting income from all its subsidiaries.

Total expenses for the fiscal year ended December 31, 2007 was $1,037,330 compared to $1,510,675 for the same period of 2006. The decrease is due principally to impairment of investments, effectively reduces expenses.

Cost of goods sold for the fiscal year ended December 31, 2007 was $572,026 compared to $349,674 for the same period of 2006. The increase was due principally to the presence of Amanasu Holdings, formed on December 16, 2005, and Subsidiaries acquired during the fourth fiscal quarter ending December 31, 2005, and the first fiscal quarter ended March 31,2006.

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

Total assets as of December 31, 2007 were $1,712,822 representing an decrease of $782,561 from the total assets of $2,495,383 as of December 31, 2006.

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

  Audit fees for 2007 were $22,000 and $22,000 for 2006.
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
ROBERT G. JEFFREY
April 14, 2007
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
BALANCE SHEET
December 31, 2007

Assets
Current Assets
Cash	$18,293
Certificate of Deposit	771,000
Accounts and Notes Receivables	76,672
Raw Materials	566
Advance to Vendor	94,000
Accrued Interest Receivables	16,185
Total Current Assets	1,723,261

Fixed Assets
Machinery and Equipment	263,681
Less, Accumulated Depreciation	132,512
Net Fixed Assets	131,169

Other Assets:
Investments	290,875
Prepaid Expenses	72,222
Security Deposits	21,835
Miscellaneous Receivables	175,501
Employee Advances	44,504

Total Other Assets	604,937

Total Assets	$1,712,822

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$24,520
Accrued Expenses	91,685
Payroll and Other Taxes Payable	26,109
Short-term loans	24,033

Total Current Liabilities	166,347

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $0.01 par value; 44,000,816 issued and outstanding	44,001
Additional Paid In Capital	4,257,039
Retained Deficite	(3,279,954)
Other Comprehensive Income	53,427

Total Stockholders' Equity	1,074,513

Total Liabilities and Stockholders' Equity	$1,712,822
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2007	Year 2006

Sales	$729,089	$472,318
Cost of Goods Sold	572,026	349,674

Gross Profit	157,063	122,644

Expenses	695,486	1,103,147
Impairment of fixed assets	-	144,000
Impairment of Investments	121,844	263,528
Legal Settlement	220,000	-
Total Expenses	1,037,330	1,510,675
Operating Loss	(880,267)	(1,388,031)

Other Income (Expense)
Interest Income	55,280	61,634

Miscellaneous Revenue	11,531	10,718
Interest Expense	(6,782)	-
Net Other Income	60,029	72,352

Net Loss before minority interest	(802,238)	(1,315,679)
Minority Interest in loss	21,889	16,711
Net Loss	$(798,349)	$(1,298,968)

Other Comprehensive Income
Gain on foreign exchange conversion	37,938	10,494
Total Comprehensive Income	$760,411	$(1,388,474)

Net loss per share basic and diluted	$(.02)	$(.03)

Average number of shares outstanding	$44,001,816	$44,00,816
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, and 2006
	Common Stock		Additional	Retained	Other Comprehensive	Total
	Shares	Amount	Paid in Capital	Deficit	Income
Balance December 31, 2005	44,020,816	$44,001	$4,257,039	$(1,182,637)	$4,995	$3,123,398

Net loss For Period	-	-	-	(1,298,968)	-	(1,298,968)

Comprehensive Income	-	-	-	-	10,494	10,494
Balance December 31, 2006	44,000,816	44,001	4,257,039	(2,418,605)	15,489	1,834,924

Net loss for period	-	-	-	(798,349)	-	(798,349)

Comprehensive Income	-	-	-	-	37,938	37,938

Balance December 31, 2007	44,000,816	$44,001	$4,257,039	$(3,279,954)	$53,427	$1,074,513
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPOR ATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Year 2007	Year 2006
CASH FLOWS FROM OPERATIONS:
Net loss	$(798,349)	$(1,248,837)
Charges and credits not not invovling receipt or disbursement of cash:
Depreciation and amortization	60,030	77,214
Write down of licensing agreements	-	10,000
Write down of Swing melter (Machinery)	72,000	144,000
Write down of investments	-	263,528
Equity in losses of investee companies	101,169	253,390
Minority interest in losses	(21,889)	(66,842)

Change in current assets and liabilities:
Decrease (increase) in notes and accounts receivable	(9,935)	(10,804)
Decrease (increase) in loans receivables	41,978	(31,483)
Increase (decrease) in short term bank loan	23,075	(21,210)
Increase in accrued interest	(2,949)	(13,236)
Increase in prepaid expenses	4,226	(76,448)
Decrease in raw materials	2,807	15,813
Increase accounts payable	2,161	2,934
Decrease in advance to shareholders	-	43,278
Increase in payroll and other taxes payable	8,027	1,662
Increase in accrued expenses	78,235	9,872
Decrease (increase) employee loans	(23,021)	9,539
Net Cash Consumed By Operating Activities	(453,435)	(901,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition Machinery and equipment	-	(370)
Investments	-	269,749
Advances to affiliates	-	(191,267)
Investment in certificate of deposit	-	(150,000)
Redemption of certificates of deposit	(371,000)	-

Net Cash Provided (Consumed) By Investing Activities	371,000	45,074

CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowings	84,548	-
Minority capital contribution to subsidiary	-	(426,014)

Net Cash Provided By Financing Activities	84,548	426,014

Exchange Rate Effect on Cash	37,548	10,306
Net Change in Cash Balances	(84,470)	(420,555)
Cash Balance, beginning of period	102,763	523,318

Cash balance, end of period	$18,293	$102,763
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

Risk and Uncertainties

Approximately 60% of the sales of Shinwa are to one customer. Management does not view this concentration as a significant risk..

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

The license for the hot water boiler was acquired at a cost of $250,000, plus 650,000 shares of common stock. The stock was valued at $.10 per share, bringing the total cost to $315,000. The license for the seawater purification process was acquired for 1,050,000 shares of common stock which were valued at $31,500. Amortization of these costs has been provided by the straight line method using lives of 17 years, which is based on patent life. The latter two intangible assets were evaluated during 2005 and 2006 and a write off was made for the entire portion of their book values. (See Notes 1 and 8).

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

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. Amounts expensed were $1,535 during 2007; and $146,351 in 2006.

Segment Reporting

Management will treat the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, miscellaneous receivables, and payroll taxes payable, approximate their fair values at December 31, 2007.

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

3. RELATED PARTY TRANSACTIONS

The president of Shinwa and two of his sons have received advances from the Company totaling $44,504.
These advances do not bear interest and are being repaid with monthly installments of $1,259.

4. PROVISION FOR DOUBTFUL ACCOUNTS

The balance of notes and accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1,449.

5. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Japanese Tax Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of seven years. The total of these NOL's at December 31, 2006 was $1,044,774. The potential benefit of the NOL has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2007 by $77,33, the results of adding the potential benefit of 2006 losses.

Deferred Tax Assets	$313,432
Valuation Allowance	313,432
Balance Recognized	$-

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

6. INVESTMENTS

During December 2005 and January 2006, Holdings made investments in the six operating companies which are located in Japan. The equity interest in each of these companies is not more than 50% and the companies are not consolidated in these financial statements. They are accounted for by the equity method of accounting. These investments are summarized below, along with a brief description of each:

	Investment		Company Share of
	Debt	Equity	2005 Loss
BJSS, Inc.	$-	$-	$(3,143)
Energy Development (formerly Felice, Inc.)	81,833	31,013	(62,048)
Echo Frontier Corp.	-	-	(118,258)
Japan Project Support	19,881	-	(54,209)
Petstyle	-	-	53
Creative Ducks Corp.	50,537	-	-
Total	152,301	31,013

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

7. INVESTMENT IN SWING MELTER

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company will receive patent royalties on sales of the Swing Melter. During 2006 and 2007, the values of the investment and the demonstration model were reviewed and impairment was found to have occurred. (See note 9 and 10)

8. IMPAIRMENT OF LICENSING RIGHTS

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

In addition, the Company has an investment, which totaled $290,000, for the Kogure Seisakusho patent. During 2006 and 2007, the value of these rights was reviewed and impairment was found to have occurred. As a result, the remaining unamortized cost of these rights was reduced to $49,844 through loss provisions of $105,298 and $72,000, respectively.

10. IMPAIRMENT OF MACHINERY

In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. In 2006 and 2007, the value of this demonstration model was reviewed and impairment was found to have occurred, As a result, the cost of this machinery was reduced to $184,000 through loss provisions of $184,000 and $72,000, respectively.

11. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from a leased office facility in Vancouver, British Columbia under a month to month arrangement. During 2007, the Company incurred rent expense of $40,214. In 2006, rent expense was $220,450.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during the years 2007 and 2006. There was no non-cash financing or investing activity during these years.

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

May 20, 2008
President And
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

May 20, 2008
Director

