Form 10QSB/A
period 2008-03-31
AMANASU ENVIRONMENT CORP
filed 2008-08-12
CIK 1142801

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Cash	$19,914	$18,293
Certificate Of Deposit	741,000	771,000
Accounts and notes receivables, net provision for doubtful accounts	89,750	76,672

Raw Materials	640	566
Advance to Vendor	94,000	94,000
Accrued interest receivables	12,195	16,185
Total current assets	957,499	976,716

Fixed Assets:
Machinery and equipment	273,577	263,681
Less, accumulated depreciation	132,956	132,512
Net fixed assets	140,621	131,169

Other Assets:
Investments	288,106	290,875
Prepaid expenses	81,720	72,222
Security deposits	21,835	21,835
Miscellaneous receivables	201,175	175,501
Employee advances	50,357	44,504
Total other assets	643,193	604,937

Total Assets	$1,741,313	$1,712,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$60,989	$24,520
Advances from customers	16,425	-
Accrued expenses	186,615	91,685
Payroll and other taxes payable	14,361	26,109
Stockholders advances	34,081	24,033
Total current liabilities	312,471	166,347

Minority Interest	385,586	387,414

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001

Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(3,416,947)	(3,279,954)
Accumulated other comprehensive income	68,541	53,427

Total stockholders' equity	952,634	1,074,513

Total Liabilities and Stockholders' Equity	$1,741,313	$1,712,822

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

	For The Three Month Periods Ended
	March 31 2008	March 31 2007

Sales	$70,830	$237,018
Cost of Goods sold	83,077	169,599
Gross Profit	(12,247)	67,419

Expenses	137,390	177,316
Operating Loss	(149,637)	(109,897)

Other Income (expense)
Interest Income	10,622	24,066
Equity in losses of investee companies	-	42,278
Other income	1,255	2,993
Interest expense	(1,061)	(266)

Net Loss (Before Minority Interest)	(138,821)	(40,826)

Minority Interest in Loss	(1,828)	-
Net Loss	(136,993)	(40,826)
Other Comprehensive Income (loss):
Gain on foreign currency conversion	15,144	502

Total Comprehensive Loss	$15,114	$502

 These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Periods Ended
	March 31 2008	March 31 2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(136,993)	$(40,826)
Charges not requiring the outlay of cash:
Depreciation and amortization	3,213	21,418
Equity in results of investee companies	-	(42,278)
Minority interest in subsidiary loss	(1,828))	-

Changes in assets and liabilities:
Increase in accounts and notes receivable	(13,078)	(98,962)
Increase in inventory	(74)	(936)
Increase in accrued expenses	94,930	39,095
Increase (decrease) in accrued interest receivable	3,990	(99)
Increase in accounts payable	36,469	66,743
Increase (decrease) in payroll and other taxes payable	(11,748)	12,318
(Increase) in prepaid expenses	(9,498)	-
(Increase) in employee advances	(5,853)	-
Increase in advances from customers	16,425	-
Net Cash Consumed By
Operating Activities	(24,045)	(43,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans receivable	-	6,467
Acquisition of machinery and equipment	(9,896)	-
Decrease in prepaid expenses	-	575
Redemption of certificates of deposit	30,000	-
Increase in miscellaneous receivables	(25,674)	-
Repayment of miscellaneous receivables	-	(22,111)
Net Cash Provided (Consumed)
By Investing Activities	(5,570)	29,153

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loan	6,074	-
Shareholder advances	10,048	-
Net Cash Provided By
Financing Activities	16,122	-

Exchange on Cash of Exchange Rate Changes	15,114	502

Net Change in Cash Balances	1,621	(13,872)
Cash balance, beginning of period	18,293	102,763
Cash balance, end of period	$19,914	$88,891

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007.

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
Three months ended March 31, 2008

The Company's sales for the three months ended March 31, 2008 were $70,830 compared to $237,018 for the same period in 2007. The decrease in sales is due to reduced sales from Amanasu Water Corporation, delayed management payments from Amanasu Shinwa Corporation, and the holt of operations of Amanasu Eco Frontier Corporation.

Interest income for the three months ended March 31, 2008 was $10,622 compared to $24,066 for the same period in 2007. This decrease is due to the reduced investment in Certificate of Deposits and reduced interest rates.

Minority interest in loss of subsidiary for the three months ended March 31, 2008 were $1,828 compared to nil for the same period in 2007. The increase was due to the presence of a minority interest Soae.

Total expenses for the three months period ended March 31, 2008 was $137,390 compared to $177,316 for the same period of 2007. The decrease was due to the absense attorney's fees to settle a lawsuit in the first fiscal quarter ended March 31, 2008.

Cost of goods sold for the three months period ended March 31, 2008 was $83,077 compared to $169,599 for the same period of 2007. Thedecrease was due principally to the decreased production of water products from Amanasu Water Corporation.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2008 cash used in operating activities was $24,045 compared to $43,427 for the same period in 2007. The decrease was due principally to an increase in accrued expenses.

Total current assets as of March 31, 2008 was $1,741,313 compared to $1,712,822 as of December 31, 2007. This decrease is due principly to an increase in miscellaneous receivables and prepaid expenses.

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

Date: August 11, 2008

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer