Form 10QSB
period 2008-06-30
AMANASU ENVIRONMENT CORP
filed 2008-08-18
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10QSB

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

| O | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from ___ to ___.

Commission file number: 001-31261

AMANASU ENVIRONMENT CORPORATION

(Name of small business issuer as specified in its charter)

Nevada	98-0351508
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

(Address of principal executive offices)

646-274-1274

(Issuer's telephone number)

(Former name , former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of under a plan confirmed by a court. Yes O No O N/A X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,000,816 as of June 30, 2008.

Transitional Small Business Disclosure Format: Yes O No X

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED June 30, 2008

Part II Other Information
Item. 1	LEGAL PROCEEDINGS	14

Item. 2	CHANGES IN SECURITIES	14

Item. 3	DEFAULTS UPON SENIOR SECURITIES	14

Item. 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	14

Item. 5	OTHER INOFRMATION	14

Item. 6	EXHIBITS AND REPORTS ON FORM 8-K	14

	SIGNATURES	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three and six months ended June 30, 2008 are included with this Form 10-QSB. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three, and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITs
(Unaudited)

	For The Six Month Periods Ended
	June 30 2008	June 30 2007

Sales	$70,830	$237,018
Cost of Goods sold	83,077	169,599
Gross Profit	(12,247)	67,419

Expenses	137,390	177,316
Operating Loss	(149,637)	(109,897)

Other Income (expense)
Interest Income	10,622	24,066
Equity in losses of investee companies	-	42,278
Other income	1,255	2,993
Interest expense	(1,061)	(266)

Net Loss (Before Minority Interest)	(138,821)	(40,826)

Minority Interest in Loss	(1,828)	-
Net Loss	(136,993)	(40,826)
Other Comprehensive Income (loss):
Gain on foreign currency conversion	15,144	502

Total Comprehensive Loss	$15,114	$502

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITs
(Unaudited)

	For The Three Month Periods Ended
	June 30 2008	June 30 2007

Sales	$70,830	$237,018
Cost of Goods sold	83,077	169,599
Gross Profit	(12,247)	67,419

Expenses	137,390	177,316
Operating Loss	(149,637)	(109,897)

Other Income (expense)
Interest Income	10,622	24,066
Equity in losses of investee companies	-	42,278
Other income	1,255	2,993
Interest expense	(1,061)	(266)

Net Loss (Before Minority Interest)	(138,821)	(40,826)

Minority Interest in Loss	(1,828)	-
Net Loss	(136,993)	(40,826)
Other Comprehensive Income (loss):
Gain on foreign currency conversion	15,144	502

Total Comprehensive Loss	$15,114	$502

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
(Unaudited)

	For The Three Month Periods Ended
	June 30 2008	June 30 2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(136,993)	$(40,826)
Charges not requiring the outlay of cash:
Depreciation and amortization	3,213	21,418
Equity in results of investee companies	-	(42,278)
Minority interest in subsidiary loss	(1,828))	-

Changes in assets and liabilities:
Increase in accounts and notes receivable	(13,078)	(98,962)
Increase in inventory	(74)	(936)
Increase in accrued expenses	94,930	39,095
Increase (decrease) in accrued interest receivable	3,990	(99)
Increase in accounts payable	36,469	66,743
Increase (decrease) in payroll and other taxes payable	(11,748)	12,318
(Increase) in prepaid expenses	(9,498)	-
(Increase) in employee advances	(5,853)	-
Increase in advances from customers	16,425	-
Net Cash Consumed By
Operating Activities	(24,045)	(43,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans receivable	-	6,467
Acquisition of machinery and equipment	(9,896)	-
Decrease in prepaid expenses	-	575
Redemption of certificates of deposit	30,000	-
Increase in miscellaneous receivables	(25,674)	-
Repayment of miscellaneous receivables	-	(22,111)
Net Cash Provided (Consumed)
By Investing Activities	(5,570)	29,153

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loan	6,074	-
Shareholder advances	10,048	-
Net Cash Provided By
Financing Activities	16,122	-

Exchange on Cash of Exchange Rate Changes	15,114	502

Net Change in Cash Balances	1,621	(13,872)
Cash balance, beginning of period	18,293	102,763
Cash balance, end of period	$19,914	$88,891

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Amanasu Technologies Corporation ("the Company") as of June 30, 2008 and for the three, and six month periods ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

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

Even though the Company decided to seek refinement to the boiler to accept other forms of waste, to be flexible in the market, the Company has determined no further production and/ or investment on this technology. The estimated refinement time was not feasible for the Company, thus no further business relations will continue with Kogure on this project. The Company does not know whether the project will continue into the future; however, the exclusive rights of manufacturing and sales for the Fire Bird Boiler will still remain with the Company

Ring-tube Desalinization Equipment The Ring-Tube technology is used as a filter to purify seawater into drinking water and also treats sewage and waste water, by removing pollutants and bacteria. The equipment filters bacteria and other impurities through its fine rings and comb type filter and reduces the presence of inhibiting scales on the equipment. The impurities are then destroyed by the high pressure and temperature in the ring-tube. The Company believes that its technology is more cost efficient to construct and operate than conventional RO equipment. Its fresh water recovery rate is 95% compared with the less than 40% for a RO method. Moreover, water produced from the Company's technology retains a certain amount of salt and minerals and does not required a pH adjustment. RO filtration removes all minerals and salt, requiring minerals to be added to improve flavor, and an adjustment to reduce pH levels. The reject brine resulting from RO filtration is discharged in the ocean creating higher salt concentrations in such areas, however, the by-product from the Company's technology is sufficiently condensed allowing it to be sold as a salt product.

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

During the quarter ended June 30, 2007, Amanasu Shinwa launched sales of the ceramic ball with JA (Japan Agriculture). The ceramic ball has a wide variety of applications in water purifications , as well as increasing gas mileage in cars. The ceramic ball has also been incorporated into all of Shinwa's water purification technologies. Each ball is to be sold at a retail price of between 1250 to 1800 Yen depending on volume.

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

"Patents"

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

Three months ended June 30, 2008

The Company's sales for the three months ended June 30, 2008 were $70,830 compared to $237,018 for the same period in 2007. The decrease in sales is due to reduced sales from Amanasu Water Corporation, delayed management payments from Amanasu Shinwa Corporation, and the holt of operations of Amanasu Eco Frontier Corporation.

Interest income for the three months ended June 30, 2008 was $10,622 compared to $24,066 for the same period in 2007. This decrease is due to the reduced investment in Certificate of Deposits and reduced interest rates.

Minority interest in loss of subsidiary for the three months ended June 30, 2008 were $1,828 compared to nil for the same period in 2007. The increase was due to the presence of a minority interest Soae.

Total expenses for the three months period ended June 30, 2008 was $137,390 compared to $177,316 for the same period of 2007. The decrease was due to the absense attorney's fees to settle a lawsuit in the second fiscal quarter ended June 30, 2008.

Cost of goods sold for the three months period ended June 30, 2008 was $83,077 compared to $169,599 for the same period of 2007. Thedecrease was due principally to the decreased production of water products from Amanasu Water Corporation.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2008 cash used in operating activities was $24,045 compared to $43,427 for the same period in 2007. The decrease was due principally to an increase in accrued expenses.

Total current assets as of June 30, 2008 was $1,741,313 compared to $1,712,822 as of December 31, 2007. This decrease is due principly to an increase in miscellaneous receivables and prepaid expenses.

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

Item 3: EFFECTIVENESS OF THE REGISTRANT'S DICLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10QSB. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's, Chief Financial Officer's and Chief Accounting Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None
Item 2. CHANGES IN SECURITIES
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.
Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
(b) Reports on Form 8-K.
None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMANASU ENVIRONMENT CORPORATION

Date: August 18, 2008

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer