Form 10-Q/A
period 2008-06-30
AMANASU ENVIRONMENT CORP
filed 2008-09-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10Q

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

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE THREE MONTHS ENDED June 30, 2008

Part II Other Information
Item. 1	LEGAL PROCEEDINGS	14

Item. 2	CHANGES IN SECURITIES	14

Item. 3	DEFAULTS UPON SENIOR SECURITIES	14

Item. 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	14

Item. 5	OTHER INOFRMATION	14

Item. 6	EXHIBITS AND REPORTS ON FORM 8-K	14

	SIGNATURES	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three and six months ended June 30, 2008 are included with this Form 10Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three, and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007

ASSETS

Current Assets:	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Cash	$423	$18,293
Certificate Of Deposit	721,000	771,000
Accounts and notes receivables	164,210	76,672

Raw Materials	599	566
Advance to Vendor	94,000	94,000
Accrued interest receivables	11,405	16,185
Total current assets	991,637	976,716

Fixed Assets:
Machinery and equipment	272,760	263,681
Less, accumulated depreciation	(133,400)	132,512
Net fixed assets	139,360	131,169

Other Assets:
Investments	332,362	290,875
Prepaid expenses	76,426	72,222
Security deposits	21,835	21,835
Miscellaneous receivables	187,236	175,501
Employee advances	-	44,504
Total other assets	617,859	604,937

Total Assets	$1,748,856	$1,712,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$38,212	$24,520
Advances from customers	43,141	-
Accrued expenses	204,593	91,685
Payroll and other taxes payable	5,534	26,109
Stockholders advances	61,223	24,033
Total current liabilities	352,703	166,347

Bank Loan Payable	90,622	84,548
Minority Interest	384,822	387,414

Stockholders' Equity:
Common stock: authorized 100,000,000 shares
of $.001 par value; 44,000,816 issued and
outstanding	44,001	44,001

Additional paid-in capital	4,257,039	4,257,039
Retained deficit	(3,441,391)	(3,279,954)
Accumulated other comprehensive income	61,060	53,427

Total stockholders' equity	920,709	1,074,513

Total Liabilities and Stockholders' Equity	$1,748,856	$1,712,822

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITs
(Unaudited)

	For The Six Month Periods Ended
	June 30 2008	June 30 2007

Sales	$227,603	$439,837
Cost of Goods sold	191,766	336,623
Gross Profit	35,837	103,214

Expenses	216,094	365,002
Operating Loss	(180,257)	(261,788)

Other Income (expense)
Interest Income	15,409	37,504
Equity in losses of investee companies	-	(57,089)
Other income	3,190	4,654
Interest expense	(2,371)	(529)

Loss Before Minority Interest	(164,029)	(277,248)

Minority Interest in Loss of Subsidiary	2,592	42,033
Net Loss	(161,437)	(235,215)
Other Comprehensive Income (loss):
Gain on foreign currency conversion	7,633	2,700

Total Comprehensive Loss	$(153,804)	$(232,515)

Loss Per Share - basic and diluted	$-	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITs
(Unaudited)

	For The Three Month Periods Ended
	June 30 2008	June 30 2007

Sales	$156,773	$202,819
Cost of Goods sold	108,689	167,024
Gross Profit	48,084	35,795

Expenses	78,704	207,995
Operating Loss	(30,620)	(172,200)

Other Income (expense)
Interest Income	4,787	13,438
Equity in losses of investee companies	-	(79,058)
Other income	1,935	1,661
Interest expense	(1,310)	(263)

Loss Before Minority Interest	(25,208)	(236,422)

Minority Interest in Loss of Subsidiary	764	39,332
Net Loss	(24,444)	(197,090)
Other Comprehensive Income (loss):
Gain on foreign currency conversion	(7,841)	2,198

Total Comprehensive Loss	$(33,049)	$(194,892)

Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
(Unaudited)

	For The Six Month Periods Ended
	June 30 2008	June 30 2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(161,437)	$(235,215)
Adjustments to reconcile net loss with net cash consumed by operating activities
Depreciation and amortization	6,426	50,057
Equity in results of investee companies	-	57,089
Minority interest in subsidiary loss	(2,592)	(42,033)

Changes in assets and liabilities:
Increase in accounts and notes receivable	(87,538)	(18,234)
Increase in inventory	(33)	(2,602)
Increase in accrued expenses	112,908	77,518
Decrease in accrued interest receivable	4,780	347
Increase in advances to employees	44,504	-
Increase (decrease) in payroll and other taxes payable	(20,574)	12,545
Increase in accounts payable	13,692	10,769
Decrease (increase) in prepaid expenses	(4,204)	12,309
Decrease (Increase) in other receivables	(11,735)	893
Increase in deposit liability	-	4,512
Increase in advances from customers	43,141	-
Net Cash Consumed By
Operating Activities	(62,663)	(72,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increases in investments	(47,025)	(84,307)
Redemption of certificate of deposit	50,000	-
Reduction of long term loans	-	105,090
Advance to affiliate	-	12,427
Net Cash Provided (Consumed)
By Investing Activities	2,975	33,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term laon	37,190	-
Increase in bank loan	6,074	-
Net Cash Provided By
Financing Activities	43,264	-

Exchange on Cash of Exchange Rate Changes	(1,446)	2,700

Net Change in Cash Balances	(17,870)	(36,135)
Cash balance, beginning of period	18,293	102,763
Cash balance, end of period	$423	$66,628

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

This Form 10Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-KSB and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

Amanasu Shinwa and the Company have come to an agreement for Amanasu Shinwa Corporation to buy its own ownership very for original investment of 10,000,000 Yen, or $84,228. This agreement and the transfer of funds should be completed during the quarter ending September 30, 2008.

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

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10Q are forward looking. We use words such as "anticipate", "believe", "expect", "intend", "estimate", (and the negative of any of these terms), "future" and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management's current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.

Three months ended June 30, 2008

The Company's sales for the three months ended June 30, 2008 were $156,773 compared to $202,819 for the same period in 2007. The decrease in sales is due to reduced sales from Amanasu Water Corporation, delayed management payments from Amanasu Shinwa Corporation, and the halt of operations of Amanasu Eco Frontier Corporation.

Interest income for the three months ended June 30, 2008 was $4,787 compared to $13,438 for the same period in 2007. This decrease is due to the reduced investment in Certificate of Deposits and reduced interest rates.

Minority interest in loss of subsidiary for the three months ended June 30, 2008 were $764 compared to 39,332 for the same period in 2007. The decrease is principally due to the limited operations and sales in the quarter ending June 30, 2008.

Total expenses for the three months period ended June 30, 2008 was $78,704 compared to $207,995 for the same period of 2007. The decrease was due to the absense attorney's fees to settle a lawsuit in the second fiscal quarter ended June 30, 2007, and reduced operations of Amanasu Energy Corpration, and and halt of operations Amanasu Eco Frontier.

Cost of goods sold for the three months period ended June 30, 2008 was $108,689 compared to $167,024 for the same period of 2007. The decrease was due principally to the decreased production of water products from Amanasu Water Corporation.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2008 cash used in operating activities was $62,663 compared to $72,045 for the same period in 2007. The decrease was due principally to an increase in accrued expenses.

Total current assets as of June 30, 2008 was $991,637 compared to $976,716 as of December 31, 2007. This increase is due principly to an increase in accounts receivables.

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

Item 3: EFFECTIVENESS OF THE REGISTRANT'S DICLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10Q. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide information necessary whether:

(i) this quarterly report on Form 10 Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 Q, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10 Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 Q.

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

Date: September 11, 2008

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer