Form 10-Q
period 2008-09-30
AMANASU ENVIRONMENT CORP
filed 2008-11-18
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 2008 to September 30, 2008

Commission File Number: 001-31261

AMANASU ENVIRONMENT CORPRATION

(Exact name of registrant as specified in its charter)

Nevada	98-0351508
(State of other jurisdiction of incorporation or organization)	(I.R.S. Eployer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

(Address of principal executive offices)

646-274-1274

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting copany" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all docments and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 18, 2008

Amanasu Environment Corporation
Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2008

Part I - Financial Information

Item 1. Financial Statements

General

The Company's unaudited financial statements for the nine and three months ended September 30, 2008 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine, and three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

Amanasu Environment Corporation and SUBSIDIARIES
Balance Sheets
September 30, 2008 December 31, 2007

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets:
Cash	$423	$18,293
Certificate Of Deposit	721,000	771,000
Accounts and Notes Receivables	164,210	76,672
Raw Materials	599	566
Advance to Vendor	94,000	94,000
Accrued Interest Receivables	11,405	16,185
Total Current Assets	991,637	976,716

Fixed Assets:
Machinery and Equipment	272,760	263,681
Less, accumulated depreciation	(133,400)	132,512
Net Fixed Assets	139,360	131,169

Other Assets:
Investments	332,362	290,875
Prepaid Expenses	76,426	72,222
Security Deposit	21,835	21,835
Miscellaneous Receivables	187,236	175,501
Employee Advances	-	44,504
Total Other Assets	617,859	604,937

Total Assets	1,748,856	1,712,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$38,212	$24,520
Advances From Customers	43,141	-
Accrued Expenses	204,593	91,685
Payroll and Other Taxes Payable	5,534	26,109
Stockholders' Advances	61,223	24,033
Total Current Liabilities	352,703	166,347

Bank Loan Payable	90,622	84,548
Minority Interest	384,822	387,414

Stockholders' Equity
Common stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid-In-Capital	4,257,039	4,257,039
Retained Deficit	(3,441,391)	(3,279,954)
Accumulated Other Comprehensive Income	61,060	53,427

Total Stockholders' Equity	920,709	1,074,513

Total Liabilities and Stockholders' Equity	$1,748,856	$1,712,822
The accompanying notes are an integral part of these financial statements.

Amanasu environment Corporation and subsidiaries
Statements of Operations and Deficit
(UnAUDITED)

	For the Nine Months Ended
	September 31, 2008	September 31, 2007
Sales	$227,603	$439,837
Cost of Goods Sold	191,766	336,623
Gross Profit	35,837	103,214

Expenses	216,094	365,002
Operating Loss	(180,257)	(261,788)

Other Income (Expense)
Interest Income	15,409	37,504
Equity in Losses Of Investee Companies	-	(57,089)
Other Income	3,190	4,654
Interest Expense	(2,371)	(529)
Loss Before Minority Interest	(164,029)	(277,248)

Minority Interest in Loss of Subsidiary	2,592	42,033
Net Loss	(161,437)	(235,215)
Other Comprehensive Income (Loss):
Gain on Foreign Currency Conversion	7,633	2,700

Total Comprehensive Loss	(153,804)	(232,515)

Loss Per Share - Basic and Diluted	$-	$-
Weighted Average Number of Shares Outstanding	44,000,816	44,000,816
The accompanying notes are an integral part of these financial statements.

Amanasu environment Corporation and subsidiaries
Statements of Operations and Deficit
(UNAUDITED)

	For the Three Months Ended
	September 31, 2008	September 31, 2007
Sales	$156,773	$202,819
Cost of Goods Sold	108,689	167,024
Gross Profit	48,084	35,795

Expenses	78,704	207,995
Operating Loss	(30,620)	(172,200)

Other Income (Expense)
Interest Income	4,787	13,438
Equity in Losses Of Investee Companies	-	(79,058)
Other Income	1,935	1,661
Interest Expense	(1,310)	(263)
Loss Before Minority Interest	(25,208)	(236,422)

Minority Interest in Loss of Subsidiary	2,592	39,332
Net Loss	(161,437)	(197,090)
Other Comprehensive Income (Loss):
Gain on Foreign Currency Conversion	7,633	2,198

Total Comprehensive Loss	(153,804)	(194,892)

Loss Per Share - Basic and Diluted	$-	$-
Weighted Average Number of Shares Outstanding	44,000,816	44,000,816
The accompanying notes are an integral part of these financial statements.

Amanasu EnVironment Corporation and subsidiaries
Statements of Cash Flows

	For the Nine Months Ended
	September 31, 2008	September 31, 2007
Cashflows From Operating Activities
Net Loss - Adjustments to reconcile net loss to net cash consumed by operating activities	$(161,437)	$(235,215)
Depreciation and Amortization	6,426	50,057
Equity In Results of Investee	-	57,089
Minority Interest In Subsidiary Loss	(2,592)	(42,033)

Changes in assets and liabilities:
Increase in accounts and notes receivable	(87,538)	(18,234)
Increase n inventory	(33)	(2,602)
Increase in accrued e xpenses	112,908	77,518
Decrease in accrued interest receivable	4,780	347
Increase in advances to employees	44,504	-
Increase (decrease) in payrool and other taxes payable	(20,574)	12,545
Increase in accounts payable	13,692	10,769
Decrease (increase) in prepaid expenses	(4,204)	12,309
Decrease (Increase) in other receivables	(11,735)	893
Increase in deposit liability	-	4,512
Increase in advances from customers	43,141	-
Net Cash Consumed By Operating Activities	(62,663)	(72,045)

CASHFLOWS FROM INVESTING ACTIVITIES:
Increases in investments	(47,025)	(84,307)
Redemption of certificate of deposit	50,000	-
Reduction of long term loans	-	105,090
Advance to affiliate	-	12,427
Net Cash Provided (Consumed) By Investing Activities	2,975	33,210

CASHFLOWS FROM FINANCING ACTIVITIES
Increase in short term loan	37,190	-
Increase in Bank Loan	6,074	-
Net Cash Provided By Financing Activities	43,264	-

Exchange on Cash of Exchange Rate Changes	(1,446)	2,700

Net Change in Cash Balances	(17,870)	(36,135)
Cash balance, beginning of period	18,293	102,763
Cash balance, end of period	$423	$66,628
The accompanying notes are an integral part of these financial statements.

Amanasu Environment Corporation and Subsidiaries
Notes to Financial Statements
September 30, 2008

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of September 30, 2008 and for the nine and three month periods ended September 30, 2007 and 2008 have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine and three month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company's current business plan is the result of operational results during the fiscal year ending December 31, 2007 and may change due to the amount of risk accompanied by the nature of its business. The Company's main business objectives have not changed; however, new advances in technology and an accelerating environmental technology market is leading the Company into newer technologies. The Company is moving its focus to other technologies, and as a result will be putting up all of its current companies under Amanasu Holdings Corporation for Sale. The Company will be focusing on attaining Manufacturing and Sales rights to 3 technologies for the remainder of fiscal 2008:

The Company is exploring alternative fuels, particularly in Hydrogen based alternatives. Current technologies that produce Hydrogen, are relatively expensive, and inefficient compared to current petroleum based fuels. The Company has targeted a number of technologies that produce Hydrogen in a cost effective and efficient manner. The Company will be negotiating manufacturing and sales rights for a Hydrogen production system during the remainder of fiscal 2008.

The Company will also putting efforts towards recycling technologies, and businesses. The Company has began discussions with a company that developes a styrofoam recycling technology, which melts the styrofoam to a liquid form, which can be reshaped, and recycled for other uses.

The final technology the Company is looking to attain is a small in home composting technology that is odourless.

Products

Amanasu Environment Corporation

Amanasu Furnace

The Company still holds patents with manufacturing and sales rights for the following technologies; however, they are not the main focus of the Company at this time, and are retained for further development at a later time, or integrated with newer technologies, or possible sold to a prospective buyer.

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

"Patents"

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

Plan Of Operation

Amanasu Environment Corporation

The Company main objective for the fiscal year ending December 31, 2008 has been to attain capital in the amount of $30,000,000 in order to prepare the Company to enter into the NASDAQ Global Market. In order to meet this objective the Company has decided to move a lot of its focus into other technologies besides the ones that it currently manages, and as a result will be putting up for sale share of companies currently in its posession. No more funds will be put into the operations of BJSS, Amanasu Energy, Petstyle, Amanasu Eco Frontier, and Amanasu Project Support. Amanasu Shinwa Corporation's shares have been bought back by Amanasu Shinwa Management, and the original capital put into Amanasu Shinwa by Amanasu Environment (10,000,000 Yen), and Amanasu Holdings (10,000,000 Yen) will be paid back. The Company will be focusing its resources on attaining manufacturing and sales rights to three new technologies: 1) A Hydrogen extraction process, currently being developed by a Japanese company, that requires only water, and a patented catalyst. This technology is far more efficient, and cost effective than current electrolysis, and bacteria based processes. 2) A Styrofoam recycling process that takes styrofoam into a liquid state without heat, for reprocessing back into Styrofoam or other materials. and 3) a small in home/kitchen odourless composting technology.

The Company believes that attaining the manufacturing and sales rights of these technologies is key in generating its capital objective.

Amanasu Holdings Corporation

With the Company moving in a slightly newer direction, Amanasu Holdings Corporation is facilitating the sale of BJSS, Amanasu Energy, Petstyle, Amanasu Eco Frontier, and Amanasu Project Support. While finding buyers, Amanasu Holdings will also continue its management support of Amanasu Water, and also assist the Company in generating the $30,000,000 capital objective. To assist in attaining the capital objective, Amanasu Holdings continues to meet with prospective investors within Japan, aswell as China, and South Korea.

Financial Results

Three Months Ended September 30, 2008

The Company's sales for the three months ended September 30, 2008 were $156,773 compared to $202,819 for the same period in 2007. The decrease in sales is due to reduced sales from Amanasu Water Corporation, delayed management payments from Amanasu Shinwa Corporation, and the halt of operations of Amanasu Eco Frontier Corporation.

Interest income for the three months ended September 30, 2008 was $4,787 compared to $13,438 for the same period in 2007. This decrease is due to the reduced investment in Certificate of Deposits and reduced interest rates.

Minority interest in loss of subsidiary for the three months ended September 30, 2008 were $764 compared to 39,332 for the same period in 2007. The decrease is principally due to the limited operations and sales in the quarter ending September 30, 2008.

Total expenses for the three months period ended September 30, 2008 was $78,704 compared to $207,995 for the same period of 2007. The decrease was due to the absense attorney's fees to settle a lawsuit in the third fiscal quarter ended September 30, 2007, and reduced operations of Amanasu Energy Corpration, and and halt of operations Amanasu Eco Frontier.

Cost of goods sold for the three months period ended September 30, 2008 was $108,689 compared to $167,024 for the same period of 2007. The decrease was due principally to the decreased production of water products from Amanasu Water Corporation.

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

Off-Balance Sheet Arranagements

The Company has no off-balance sheet arrangements.

Item 4. Controls and Procedures

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

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).
Exhibit 31 - Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Environment Corporation

Date: November 18, 2008

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer