Form 10-K
period 2008-12-31
AMANASU ENVIRONMENT CORP
filed 2009-04-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-32905

AMANASU ENVIRONMENT CORPRATION

(Exact name of registrant as specified in its charter)

Nevada	98-0347883
(State of other jurisdiction of incorporation or organization)	(I.R.S. Eployer Identification No.)

115 East 57th Street, 11th Floor New York, NY 10022

(Address of principal executive offices)

646-274-1274

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	OTC-BB

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any aadmendment to this Form 10-K.

Yes	No	X

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of March 31, 2009.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

Part I

Item 1. Business

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

Energy. Energy , formerly Felice, was renamed on September 21st 2006 as a subsidiary of Amanasu Holdings Corporation. As the name suggests, Energy is focused on technologies that produce energy through environmentally friendly means. The leading technology in this arena is the photovoltaic cell, or more commonly known as Solar panels. The Solar panel industry due to recent technological developments has never been more lucrative. With the recent advancements of residential unit powering modules, the demand of solar panels in the residential market will only continue to increase. With increased demand, costs of production have been reduced in recent years. The Company believes with the current market conditions, it is a good point in time to pursue the Solar power movement.

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

Amanasu Shinwa. As of July 29th, 2008 the Company, and Amanasu Holdings Corporation sold its shares to Yoshiyuki Suzuki, Chief Executive Officer of Amanasu Shinwa, for the original investment of 20,000,000 Yen (10,000,000 Yen of which to the Company, and 10,000,000 Yen to Amanasu Holdings Corporation).

Amanasu Water. Amanasu Holdings Corporation, is currently negotiating an agreement to sell Amanasu Water Corporation to Amanasu Techno Holdings Corporation (Sister company to the Company). The Company expects an agreement to be reached by the end of the quarter ending June 30th, 2009.

History

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

Item 1A. Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2008
Common stock price per share:
High	$0.34	$0.35	$0.30	$0.30	$0.35
Low	$0.25	$0.25	$0.25	$0.20	$0.20
Fiscal Year 2007
Common stock price per share
High	$0.08	$0.15	$0.10	$0.75	$0.75
Low	$0.08	$0.08	$0.10	$0.13	$0.08

Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan Of Operations

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

Amanasu Holdings Corporation

With the Company moving in new direction, Amanasu Holdings Corporation is facilitating the sale of BJSS, Amanasu Energy, Petstyle, Amanasu Eco Frontier, and Amanasu Project Support. While finding buyers, Amanasu Holdings will also continue its management support of Amanasu Water, and also assist the Company in generating the $30,000,000 capital objective. To assist in attaining the capital objective, Amanasu Holdings continues to meet with prospective investors within Japan, aswell as China, and South Korea.

Results of Operations

The Company's sales for the fiscal year ended December 31, 2008 were $225,697 compared to $ 729,089 for the fiscal year ended December 31, 2007. The decrease is due to the the sale of Amanasu Shinwa Corporation, a primary source of sales for the Company, and reduced income from Amanasu Water Corporation

Interest income for the fiscal year ended December 31, 2008 was $28,682 compared to $55,280 for the same period in 2007. The decrease is due to the decreased amount of investment in Certificate of Deposits. The decrease in Certificate of Deposits is due to use of the funds for expenses.

Miscellaneous Revenue for the fiscal year ended December 31, 2008 was $4,502,compared to $11,531 for the same period in 2007. The decrease is due to the absense of Amanasu Shinwa Corporation, which was sold in the quarter ending September 30, 2008.

Total expenses for the fiscal year ended December 31, 2008 was $821,743 compared to $1,037,330 for the same period of 2007. The decrease is due primarily to the absense of Amanasu Shinwa Corporation, which was sold in the quarter ending September 30, 2008, as well as general expense reduction efforts.

Cost of goods sold for the fiscal year ended December 31, 2008 was $191,766 compared to $572,026 for the same period of 2007. The decrease is due to lower manufacturing operations from Amanasu Water Corporation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Techno Holdings Corporation

I have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008, and 2007. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31 , 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
April 14, 2009
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash	$7,583	$18,293
Certificate Of Deposit	696,000	771,000
Accounts And Notes Receivables	-	76,672
Raw Materials	-	556
Advance To Vendor	-	94,000
Accrued Interest Receivables	-	16,185
Total Current Assets	703,583	976,716

Fixed Assets:
Machinery and equipment	25,859	263,681
Less, accumulated depreciation	19,785	132,512
Net fixed assets	6,074	131,169

Other Assets:
Investments	92,604	290,875
Prepaid Expenses	-	72,222
Security Deposits	-	21,835
Miscellaneous Receivables	88,724	175,501
Employee Advances	-	44,504

Total Other Assets	181,328	604,937

Total Assets	890,985	1,712,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$45,762	$24,520
Accrued Expenses	6,775	91,685
Payroll And Other Taxes Payable	8,547	26,109
Short-Term Loans	24,341	24,033

Total Current Liabilities	85,425	166,347

Bank Loan Payable	-	84,548
Minority Interest	369	29,243

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid In Capital	4,634,223	4,634,223
Retained Deficit	(3,927,583)	(3,298,967)
Other comprehensive income	54,550	53,427

Total stockholders' equity	805,191	1,432,684

Total Liabilities and Stockholders' Equity	$890,985	$1,712,822

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2008 and 2007

	Year 2008	Year 2007
Sales	$225,697	$729,089
Cost of Goods Sold	191,766	572,026

Gross Profit	33,931	157,063

Expenses	675,755	695,486
Impairment Of Fixed Assets	66,285	-
Impairment Of Investments	79,703	121,844
Legal Settlement	-	220,000
Total Expenses	821,743	1,037,330
Operating Loss	(787,812)	(880,267)

Other Income (Expense):
Interest Income	28,682	55,280
Profit On Sale Of Subsidy	99,509	-
Miscellaneous Revenue	4,502	11,531
Interest Expense	(2,371)	(6,782)
Net Other Income	130,322	60,029

Net Loss, Before Minority Interest	(657,490)	(820,238)
Minority Interest In Loss	28,874	19,587
Net Loss	(628,616)	(800,651)

Other Comprehensive Income
Gain on foreign exchange conversion	30,824	37,938
Total Comprehensive Income	$(597,792)	$(762,713)

Net loss per share - basic and diluted	$(.01)	$(.02)

Average Number Of Shares Outstanding	44,001,816	44,001,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008, and 2007

	Common Stock		Additional Paid In Capital	Retained Deficit	Other Comprehensive Income	Total
	Shares	Amount
Balance December 31, 2006	44,020,816	$44,001	$4,634,223	$(2,498,316)	$15,489	$2,195,397

Net loss For Period	-	-	-	(800,651)	-	(800,651)

Comprehensive Income	-	-	-	-	37,938	37,938
Balance December 31, 2007	44,000,816	44,001	4,634,223	(3,298,967)	53,427	1,432,684

Net Loss For Period	-	-	-	(628,616)	-	(628,616)

Transfer upon sale of subsidy	-	-	-	-	(29,701)	(29,701)

Comprehensive Income	-	-	-	-	30,824	30,824

Balance December 31, 2008	44,000,816	$44,001	$4,634,223	$(3,927,583)	$54,550	$805,191

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPOR ATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2008 AND 2007

	Year 2008	Year 2007
CASH FLOWS FROM OPERATIONS:
Net loss	$(628,616)	$(800,651)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	39,138	60,030
Write down of machinery	66,285	72,000
Write down of investments	85,785	-
Write offs of bad debts	211,594	-
Equity in losses of investee companies	-	101,169
Minority interests in losses	(28,874)	(19,587)
Profit on sale of subsidiary	(99,509)	-

Change in current assets and liabilities:
Decrease (increase) in notes and accounts receivable	76,672	(9,935)
Decrease in loans receivables	-	41,978
Increase in short term bank loan	-	23,075
Decrease in accrued interest	-	(2,949)
Decrease in prepaid expenses	69,115	4,226
Decrease in raw materials	566	2,807
Increase accounts payable	21,242	2,161
Increase (decrease) in payroll and other taxes payable	(17,562)	8,027
Increase (decrease) in accrued expenses	(84,910)	78,235
Increase in employee loans	-	(23,021)
Net Cash Consumed By Operating Activities	(289,074)	(444,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	75,000	371,000
Cash received on sale of subsidiary	148,898	-

Net Cash Provided By Investing Activities	223,898	371,000

CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowings	-	84,548
Advances from affiliate	23,642	4,450

Net Cash Provided By Financing Activities	23,642	88,998

Exchange Rate Effect on Cash	30,824	37,548
Net Change in Cash Balances	(10,710)	(84,470)
Cash Balance, beginning of period	18,293	102,763

Cash balance, end of period	$7,583	$18,293
The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business

On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan. On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (Holdings), which is located in Tokyo, Japan. Holdings made investments in five other Japanese companies during 2005, including an $84,288 investment in Shinwa. The investee companies were involved in a variety of businesses. Shinwa performs fabricating services, principally welding, on stainless steel piping; it has also developed, and continues development of systems for cleaning the waters of rivers, streams and lakes.

On September 21, 2006, Soae Corporation, a Japanese electronics manufacturer, invested $426,014 for a 9% interest in Holdings. Also, on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen ion water". Hydrogen-ion water is believed to have effective anti-oxidant properties.

Investments in two of the five companies mentioned above remained on the books as of December 31, 2008. Investments in the others have either been repaid, written off by the absorption of accumulated losses, or written off because of abandonment. A corporation owned by the Company president has agreed to purchase the remaining two investments.

On July 1, 2008, the Company sold its equity interests in Shinwa to the president of Shinwa for cash. On the same day, Holdings also sold its equity interests in Shinwa to the president of Shinwa for a cash payment of $56,655 and the right to collect a $37,780 debt that was owed to Shinwa by a corporation controlled by the Company president. The Company realized a profit on there transactions of $99,509.

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company is to receive patent royalties on sales of the Swing Melter. During 2006, 2007, and 2008, the values of the investment and the demonstration model were reviewed and in each case impairment was found to have occurred, and write downs were made. The remaining balances of these investments were written off in 2008.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; the operating results of Shinwa are included up to the date of its sale. All significant intercompany balances and transactions have been eliminated in consolidation. The equity interest in each of the five investee companies mentioned above is not more than 50% and the companies are not consolidated in these financial statements; they are accounted for by the equity method of accounting.

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

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax bases and the book values of assets and liabilities, and of net operating loss carryforwards.

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

Foreign Currency Translation

Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rate of exchange in effect at the balance sheet date;
b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; And
c. Revenues and expenses, at the average rate of exchange for the year.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Principal among these has been unrealized gains and losses from exchange rate fluxuation.

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. Amounts expensed were $1,535 during 2007, and nothing in 2008.

Segment Reporting

Management treats the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, approximate their fair values at December 31, 2008.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncement to have a significant effect on the Company's results of operations, financial position or cash flows.

3. RELATED PARTY TRANSACTIONS

A corporation controlled by the Company president (Affiliate) has agreed to buy from the Company its investment in two Japanese companies (see Note 1). The purchase prices would be equal to the original investments.

Affiliate made advances to the Company of $1,106 during 2007 and $4,426 during 2008. Part of the proceeds of the sale of Shinwa (see Note 1) was the right to collect a $44,256 advance that had been made to Affiliate by Shinwa. Thus, at December 31, 2008, Affiliate was indebted to the Company for $38,724. These advances are due on demand and do not bear interest.

Affiliate also made advances to Water of $6,638 during 2007 and $17,703 during 2008. Thus, $24,341 was owed to Affiliate by Water at December 31, 2008. These advances are due on demand and do not bear interest.

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by the Company president. This arrangement is on a month to month basis. Until 2006, the two companies shared the cost of operating these offices. There has been no cost sharing since 2006, as the other company is largely inactive.

The president of Shinwa and two of his sons received advances from Shinwa totaling $44,504. These advances did not bear interest and were being repaid by monthly installments of $1,259. These advances were eliminated with the sales of the equity interests in Shinwa.

4. PROVISION FOR DOUBTFUL ACCOUNTS

The December 31, 2007 balance of notes and accounts receivable had been reduced by a provision for doubtful accounts in the amount of $1,449. No such provision was applicable at December 31, 2008.

5. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Japanese Tax Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of seven years. The total of these NOL's at December 31, 2008 was $1,288,279. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2008 by $73,052, the results of adding the potential benefit of 2008 losses.

Deferred Tax Assets	$386,484
Valuation Allowance	386,484
Balance Recognized	$-

If not used, these carryforwards will expire as follows:

2012	$302,911
2013	$454,366
2014	$240,805
2015	$290,197

6. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and Tokyo, under month to month arrangements. During 2008 and 2007, the Company incurred rent expense of $38,731 and $40,214, respectively.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash payments were made for interest during 2008 and 2007 of $2,371 and $6,782, respectively. There was no cash paid for income taxes during those years. There was no non-cash financing or investing activity during these years.

8. CONTINGENCY

On February 10, 2006, a law suit was commenced in which the Company, an affiliated company, and an officer of the Company were named as defendants. The lawsuit was subsequently settled o n March 27, 2007 and $220,000 was paid by the Company.

9. SUBSEQUENT EVENTS

In February 2009, Holdings entered into a contract to sell 100% of the capital stock of Water to Amanasu Techno Holdings, Inc. (Techno), a company which is controlled by the Company president. Consideration for this sale is to be 200,000 shares of the common stock of Techno. The Company expects a closing of this transaction during April 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 ("Exchange Act"). For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, and is appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's Report was not subject to attestation by the Company's public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management's Report in this Annual Report.

Item 9A (T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Directors / Officers
Name	Age	Since	Position
Atsushi Maki	61	1999	Chairman/Treasurer and President
Lina Lei	48	1999	Secretary

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

Item 11. Executive Compensation

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31,2008, 2007, 2006, and 2005, respectively:

Compensation Summary
	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)
Atsushi Maki (Chairman, President)	2008	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2005	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2008	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2005	-0-	-0-	20,000

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

Item 12. Security Ownership of Certain benficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 15, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,000,816 shares of common stock of the Company which are issued and outstanding as of March 15, 2006. The address for each individual below is 115 East 57th Street 11 Floor New York, NY 10022, the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	72.6%
Common Stock	Atsushi Maki (3) (4)	35,858,500	78.80%
Common Stock	Lina Lei (4)	35,858,500	78.80%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	78.80%

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

(3). Includes 1,496,000 shares of common stock held individually by Mr. Maki, 1,000,000 shares of common stock deposited with a third party (see "Item 12 "Certain Relationships and Related Transactions"), 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.

(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,490,000 shares of common stock beneficially owned by Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

  Audit Fees during 2008 and 2007 were $25,000.00 and $31,355.00 respectively.
  Audit Related Fees during 2008 and 2007 were $6,930.00 and $7,020.00 respectively.
  Caption Tax Fees during 2008 and 2007 were $690.00 and $675.00 respectively.
  All Other Fees during 2008 and 2007 were $-0- and $-0- respectively.
  N/A
  (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
  Not greater than 50% for 2008 and 2007.
  If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Part IV

Item 15. Exhibits Financial Statement Schedules

  Financial Statements and Schedules
  The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
  Exhibit Listing
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
April 13, 2009
President And Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

April 13, 2009
Director