Form 10-Q
period 2009-03-31
AMANASU ENVIRONMENT CORP
filed 2009-05-19
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of May 19, 2009.

AMANASU TECHNO HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2009

Part I

Item 1. Financial Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets:
Cash	$-	$7,583
Certificates of Deposit	681,000	696,000
Prepaid Expenses	161	-
Total Current Assets	681,161	703,583

Fixed Assets:
Machinery and Equipment	25,859	25,859
Less, Accumulated Depreciation	20,229	19,785
Net Fixed Assets	5,630	6,074

Other Assets:
Investments	86,031	92,604
Miscellaneous Receivables	85,975	88,724
Total Other Assets	172,006	181,328

Total Assets	$858,797	$890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Loans	$22,716	$24,341
Accounts Payable	45,042	45,762
Accrued Expenses	32,420	6,775
Payroll and Other Taxes Payable	6,449	8,547
Total Current Liabilities	106,627	85,425

Minority Interest	364	369

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid-In Capital	4,634,223	4,634,223
Accumulated Deficit	(3,977,211)	(3,927,583)
Other Comprehensive Income	50,793	54,550

Total Stockholders' Equity	751,806	805,191

Total Liabilities and Stockholders' Equity	$858,797	$890,985
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2009
(Unaudited)

	2009	2008
Sales	$-	$70,830
Cost of Goods Sold	-	83,077
Gross Profit	-	(12,247)

Expenses	52,790	137,390
Operating Loss	(52,790)	(149,637)

Other Income (expense) :
Interest Income	3,156	10,622
Other Income	-	1,255
Interest Expense	-	(1,061)
Net Loss (Before Minority Interest)	(49,634)	(138,821)

Minority Interest in Loss	5	1,828

Net Loss	(49,629)	(136,993)
Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	(3,757)	15,144

Total Comprehensive Loss:	$(53,386)	$(121,849)
Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,2009
(Unaudited)

CASH FLOWS FROM OPERATIONS:	2009	2008
Net Loss	$(49,629)	$(136,993)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	444	3,213
Minority interest in subsidiary loss	(5)	(1,828)

Changes in assets and liabilities:
Increase in accounts and notes receivable	-	(13,078)
Increase in inventory	-	(74)
Increases in accrued expenses	25,645	94,930
Decrease in accrued interest receivable	-	3,990
Increase (decrease) in accounts payable	(720)	36,469
Decrease in payroll and other taxes payable	(1,604)	(11,748)
Increase in prepaid expenses	(161)	(9,498)
Increase in employee advances	-	(5,853)
Increase in advance from customers	-	16,425
Net Cash Consumed By Operating Activities	(26,030)	(24,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of machinery and equipment	-	(9,896)
Redemptions of certificates of deposit	15,000	30,000
Increase in miscellaneous receivables	-	(25,674)
Net Cash Provided (Consumed) By Investing Activities	15,000	(5,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in bank loan	103	6,074
Shareholder advances	-	10,048
Net Cash Provided By Financing Activities	103	16,122

Effect on Cash of Exchange Rate Changes	3,344	15,114

Net Change in Cash Balances	(7,583)	1,621
Cash balance, beginning of period	7,583	18,293
Cash balance, end of period	$-	$19,914
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2009 and 2008, and for the three month periods ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-KSB for the year ended December 31, 2008.

2. SUBSEQUENT EVENTS

In February 2009, Amanasu Holdings Corporation entered into a contract to sell 100% of the capital stock of Amanasu Water Corporation to Amanasu Techno Holdings, Inc. (Techno), a company which is controlled by the Company president. Consideration for this sale was 200,000 shares of the common stock of Techno. The closing of this transaction took place during April 2009.

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

PLAN OF OPERATION

Amanasu Environment Corporation

The Company's for the fiscal year ending December 31, 2009, will continue its efforts to find investors interested in its BJSS, Petstyle, Amanasu Japan Projet Support, and Amanasu Eco Frontier businesses. The Company will also continue monitoring and discussing future plans for attaining sales and manufacturing rights of the three technologies previously stated under this section in the quarter ending September 30, 2009 10-Q Quarterly Report.

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

During the quarter ending June 30, 2009 Amanasu Holdings Corporation will be renamed to Amanasu Maritech Corporation. Amanasu Maritech Corporation is currently in negotiation for a manufacturing and sales rights to Commercial Ballast Water filtration system for large cargo ships, which is the purpose of the renaming. Amanasu Maritech Corporation expects to reach an agreement before June, 30, 2009.

FINANCIAL RESULTS

Three Months Ended March 31, 2009

The Company's sales for the three months ended March 31, 2009 were $0.00 compared to $70,830 for the same period in 2008. The decrease is due primarily to the sale of Amanasu Water Corporation, and Amanasu Shinwa Corporation. Amanasu Water Corporation (operations were decreased before the sale), provided income from its Hydrogen and Oxygenated water sales, and Amanasu Shinwa provided income through management fees.

Cost of Goods Sold for the three months ended March 31, 2009 were $0.00 compared to $83,077 for the same period in 2008. The decrease is due to the sale of Amanasu Water Corporation (operations decreased before the sale) and Amanasu Shinwa Corporation.

Interest income for the three months ended March 31, 2009 were $3,156 compared to $10,622 for the same period in 2008. The decrease is due to funds transferred from Certificate of Deposits to expense accounts, which resulted in less invested in Certificate of Desposits. Also due to economic ression, lower interest rates have decreased the amount in return.

Total expenses for the three months period ended March 31, 2009 were $52,790 compared to $137,390 for the same period of 2008. The decrease was due primarly to decreased opertions of Amanasu Water Corporation, and the sale of Amanasu Shinwa.

Total Current Assets for the three month period ended March 31, 2009 were $681,161 compared to $696,000 during the same period in 2008. The decrease is due primarily to transferring of funds from investments in Certificate of Deposits to expense accounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Item 4T. Controls and Procedures

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

Amanasu Techno Holdings Corporation

Date: May 19, 2009

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer