Form 10-Q/A
period 2009-03-31
AMANASU ENVIRONMENT CORP
filed 2009-06-09
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2009

Part I

Item 1. Financial Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2009 and 2008 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets:
Cash	$-	$7,583
Certificates of Deposit	681,000	696,000
Prepaid Expenses	161	-
Total Current Assets	681,161	703,583

Fixed Assets:
Machinery and Equipment	25,859	25,859
Less, Accumulated Depreciation	20,229	19,785
Net Fixed Assets	5,630	6,074

Other Assets:
Investments	86,031	92,604
Miscellaneous Receivables	85,975	88,724
Total Other Assets	172,006	181,328

Total Assets	$858,797	$890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Loans	$22,716	$24,341
Accounts Payable	45,042	45,762
Accrued Expenses	32,420	6,775
Payroll and Other Taxes Payable	6,449	8,547
Total Current Liabilities	106,627	85,425

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid-In Capital	4,634,223	4,634,223
Accumulated Deficit	(3,977,211)	(3,927,583)
Other Comprehensive Income	50,793	54,550

Total Stockholders' Equity of Amanasu Environment Corporation	751,806	805,191
Noncontrolling Interest	364	369
Total Stockholders' Equity	752,170	805,560

Total Liabilities and Stockholders' Equity	$858,797	$890,985
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Sales	$-	$70,830
Cost of Goods Sold	-	83,077
Gross Profit	-	(12,247)

Expenses	52,790	137,390
Operating Loss	(52,790)	(149,637)

Other Income (expense) :
Interest Income	3,156	10,622
Other Income	-	1,255
Interest Expense	-	(1,061)
Net Loss	(49,634)	(138,821)

Net Loss Attributable to Noncontrolling Interest	5	1,828

Net Loss Attributable to Amanasu Environment Corporation	(49,629)	(136,993)
Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	(3,757)	15,144

Total Comprehensive Loss:	$(53,386)	$(121,849)
Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,2009 and 2008
(Unaudited)

CASH FLOWS FROM OPERATIONS:	2009	2008
Net Loss	$(49,629)	$(136,993)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	444	3,213
Noncontrolling interest in subsidiary loss	(5)	(1,828)

Changes in assets and liabilities:
Increase in accounts and notes receivable	-	(13,078)
Increase in inventory	-	(74)
Increases in accrued expenses	25,645	94,930
Decrease in accrued interest receivable	-	3,990
Increase (decrease) in accounts payable	(720)	36,469
Decrease in payroll and other taxes payable	(1,604)	(11,748)
Increase in prepaid expenses	(161)	(9,498)
Increase in employee advances	-	(5,853)
Increase in advance from customers	-	16,425
Net Cash Consumed By Operating Activities	(26,030)	(24,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of machinery and equipment	-	(9,896)
Redemptions of certificates of deposit	15,000	30,000
Increase in miscellaneous receivables	-	(25,674)
Net Cash Provided (Consumed) By Investing Activities	15,000	(5,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in bank loan	103	6,074
Shareholder advances	-	10,048
Net Cash Provided By Financing Activities	103	16,122

Effect on Cash of Exchange Rate Changes	3,344	15,114

Net Change in Cash Balances	(7,583)	1,621
Cash balance, beginning of period	7,583	18,293
Cash balance, end of period	$-	$19,914
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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2008.

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

PLAN OF OPERATION

Amanasu Environment Corporation

For the fiscal year ending December 31, 2009, the Company will continue its efforts to find investors interested in its BJSS, Petstyle, Amanasu Japan Project Support, and Amanasu Eco Frontier businesses. The Company will also continue monitoring and discussing future plans for attaining sales and manufacturing rights of the three technologies previously stated under this section in the quarter ending September 30, 2008 10-Q Quarterly Report.

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

FINANCIAL RESULTS

Three Months Ended March 31, 2009

The Company's sales for the three months ended March 31, 2009 were $0.00 compared to $70,830 for the same period in 2008. The decrease is due primarily to the sale of Amanasu Shinwa Corporation. Amanasu Water Corporation was sold during April 2009. provided sales from its Hydrogen and Oxygenated water.

Cost of Goods Sold for the three months ended March 31, 2009 were $0.00 compared to $83,077 for the same period in 2008. The decrease is due to Amanasu Shinwa Corporation.

Interest income for the three months ended March 31, 2009 were $3,156 compared to $10,622 for the same period in 2008. The decrease is due to funds transferred from Certificate of Deposits to provide for expenses, which resulted in less invested in Certificates of Desposits. Also due to the economic ression, lower interest rates have decreased the amount earned.

Total expenses for the three months period ended March 31, 2009 were $52,790 compared to $137,390 for the same period of 2008. The decrease was due primarly to decreased opertions of Amanasu Water Corporation, and the sale of Amanasu Shinwa.

Total Current Assets for the three month period ended March 31, 2009 were $703,583 compared to $696,000 during the same period in 2008. The decrease is due primarily to losses incurred since March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above under Plan of operation, the Company estimates that its operating overhead, which includes general and administrative charges, will be approximately $1,120,000 for the next 12 months. This amount is comprised of the following estimated costs; $375,000 in annual salaries for office personnel and consultants, $375,000 for rent, $150,000 for professional fees and $220,000 for miscellaneous expenses. The Company believes that the amount of liquidity and capital resources will be sufficient for the operation of the Company for the next 12 months. The Company has sufficient cash on hand to support its overhead for the next 12 months as there are no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell shares to gain capital for operations.

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

Date: June 8, 2009

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer