Form 10-Q
period 2009-06-30
AMANASU ENVIRONMENT CORP
filed 2009-08-19
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of August 19, 2009.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED June 30, 2009

Part I

Item 1. Financial Statements

The Company's unaudited financial statements for the three months ended June 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets:
Cash	$45,294	$7,583
Certificates of Deposit	611,000	696,000
Prepaid Expenses	162	-
Total Current Assets	656,456	703,583

Fixed Assets:
Automotive and Equipment	25,859	25,859
Less, Accumulated Depreciation	20,673	19,785
Net Fixed Assets	5,186	6,074

Other Assets:
Investments	2,000	92,604
Miscellaneous Receivables	174,228	88.724
Total Other Assets	176,228	181.328

Total Assets	$837,870	$890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Loans	$105	$24,341
Accounts Payable	4,126	45,762
Accrued Expenses	33,774	6,775
Payroll and Other Taxes Payable	4,683	8,547
Other Liabilities	1,495	-
Non-controlling Interest	6,348	369
Total Current Liabilities	50,531	85,794

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid-In Capital	4,634,223	4,634,223
Accumulated Deficit	(3,972,243)	(3,972,243)
Other Comprehensive Income	81,358	54,550

Total Stockholders' Equity	787,339	805,191

Total Liabilities and Stockholders' Equity	$837,870	$890,985
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Month Periods Ended June 30, 2009
(Unaudited)

	2009	2008
Sales	$-	$227,603
Cost of Goods Sold	-	191,766
Gross Profit	-	35,837

Expenses	83,204	216,094
Operating Loss	(83,204)	(180,257)

Other Income (expense) :
Interest Income	4,170	15,409
Other Income	70,053	3,190
Interest Expense	-	(2,371)
Net Loss	(8,981)	(164,029)

Net Loss Attributable to Non-controlling Interest	(5,979)	2,592

Net Loss	(14,960)	(161,437)
Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	26,808	7,633

Total Comprehensive Loss:	$11,848	$(153,804)
Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2009
(Unaudited)

	2009	2008
Sales	$-	$156,773
Cost of Goods Sold	-	108,689
Gross Profit	-	48,084

Expenses	30,414	78,704
Operating Loss	(30,414)	(30,620)

Other Income (expense) :
Interest Income	1,014	4,787
Other Income	70,053	1,935
Interest Expense	-	(1,310)
Net Loss (Loss)	40,653	(25,208)

Net Loss Attributable to Non-controlling Interest	(5,984)	764

Net Loss (Loss)	34,669	(24,444)
Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	30,565	(7,841)

Total Comprehensive Loss:	$65,234	$(32,285)
Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended June 30, 2009 and 2008
(Unaudited)

CASH FLOWS FROM OPERATIONS:	2009	2008
Net Loss	$(14,960)	$(161,437)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Transactions not involving the use of cash:
Depreciation and amortization	888	6,426
Non-controlling interest in subsidiary profit (loss)	5,979	(2,592)
Gain on sale of subsidiary	(70,053)	-
Changes in assets and liabilities:
Increase in accounts and notes receivable	-	(87,538)
Increase in inventory	-	(33)
Increases in accrued expenses	28,883	112,908
Decrease in accrued interest receivable	-	4,780
Decrease in short term loans	(1,211)	-
Increase in other liabilities	1,495	-
Increase (decrease) in accounts payable	1,653	13,692
Decrease in payroll and other taxes payable	(3,864)	(20,574)
Increase in prepaid expenses	(161)	(4,204)
Increase in other receivables	-	(11,735)
Increase in employee advances	-	44,504
Increase in advance from customers	-	43,140
Net Cash Consumed By Operating Activities	(51,351)	(62,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	85,000	50,000
Reduction in investments	5,100	-
Increase in miscellaneous receivables	(27,671)	(47,025)
Cash transferred on sale of subsidiary	(175)	-
Net Cash Provided (Consumed) By Investing Activities	62,254	2,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in bank loan	-	6,074
Increase in short term loan	-	37,190
Net Cash Provided By Financing Activities	-	43,264

Effect on Cash of Exchange Rate Changes	26,808	(1,446)

Net Change in Cash Balances	37,711	(17,870)
Cash balance, beginning of period	7,583	18,293
Cash balance, end of period	$45,294	$423
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2009 and 2008, and for the six month periods ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2008.

2. SALE OF AMANASU WATER CORPORATION

On April 27, 2009, Amanasu Holdings Corporation (a Company subsidiary) sold 100% of the capital stock of Amanasu Water Corporation to Amanasu Techno Holdings, Inc. (Techno), a company which is controlled by the Company president. Consideration for this sale was 200,000 shares of the common stock of Techno. The stock of Techno was valued at its market price on the date of closing. The Company realized a gain of $70,053 on this transaction.

3. SUPPLEMENTARY CASH FLOWS INFORMATION

The Company made no cash payments for interest or income taxes during the periods presented. Except for the sale of Amanasu Water Corporation (see Note 2), there were no non cash investing or financing activities during the periods presented.

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

Amanasu Maritech Corporation (Formerly Amanasu Holdings Corporation)

With the Company moving in a slightly newer direction, Amanasu Maritech Corporation is facilitating the sale of BJSS, Amanasu Energy, Petstyle, Amanasu Eco Frontier, and Amanasu Project Support. , and also assist the Company in generating the $30,000,000 capital objective. To assist in attaining the capital objective, Amanasu Maritech Corporation continues to meet with prospective investors within Japan, aswell as China, and South Korea.

During the quarter ending June 30, 2009 Amanasu Holdings Corporation, transferred ownership of Amanasu Water Corporation to its sister company Amanasu Techno Holdings, for 200,000 shares of Amanasu Techno Holdings. Amanasu Holdings Corporation was then renamed to Amanasu Maritech Corporation. Amanasu Maritech Corporation made an agreement with Asian Marine Trading Corporation in Japan for the sales and manufacturing rights of a Commercial Ballast Water filtration system for large cargo ships. The technology is required to go through Japanese Government approval, as well as IMO (International Maritime Organisation) approval, which will be the main focus of Amanasu Maritech Corporation for the next 12 months. Once approval is attained, Amanasu Maritech Corporation and its partners will begin sales and manufacturing operations. It is estimated that the approval process will take at least 12 months.

FINANCIAL RESULTS

Three Months Ended June 30, 2009

The Company's sales for the three months ended June 30, 2009 were $0.00 compared to $156,773 for the same period in 2008. The decrease is due primarily to the sale of Amanasu Water Corporation, and Amanasu Shinwa Corporation. Amanasu Water Corporation (operations were decreased before the sale), provided income from its Hydrogen and Oxygenated water sales, and Amanasu Shinwa provided income through management fees.

Cost of Goods Sold for the three months ended June 30, 2009 were $0.00 compared to $108,689 for the same period in 2008. The decrease is due to the sale of Amanasu Water Corporation (operations decreased before the sale) and Amanasu Shinwa Corporation.

Interest income for the three months ended June 30, 2009 were $1,014 compared to $4,787 for the same period in 2008. The decrease is due to funds transferred from Certificate of Deposits to expense accounts, which resulted in less invested in Certificate of Desposits. Also due to economic ression, lower interest rates have decreased the amount in return.

Total expenses for the three months period ended June 30, 2009 were $30,414 compared to $78,704 for the same period of 2008. The decrease was due primarly to decreased opertions of Amanasu Water Corporation, and the sale of Amanasu Shinwa.

Total Current Assets for the three month period ended June 30, 2009 were $837,870 compared to $890,985 during the same period in 2008. The decrease is due primarily to transferring of funds from investments in Certificate of Deposits to expense accounts.

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

Amanasu Environment Corporation

Date: August 19, 2009

By: /s/ Atsushi Maki
Atsushi Maki
Chairman and Chief Executive Officer

By: /s/ Lina Lei
Lina Lei
Chief Financial Officer