Form 10-Q
period 2009-09-30
AMANASU ENVIRONMENT CORP
filed 2009-11-23
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 23, 2009.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED September 30, 2009

Part I

Item 1. Financial Statements

The Company's unaudited financial statements for the three months ended September 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets:
Cash	$566	$7,583
Certificates of Deposit	611,000	696,000
Total Current Assets	611,566	703,583

Fixed Assets:
Automotive and Equipment	25,859	25,859
Less, Accumulated Depreciation	21,116	19,785
Net Fixed Assets	4,743	6,074

Other Assets:
Investments	2,124	92,604
Miscellaneous Receivables	181,920	88.724
Total Other Assets	184,044	181.328

Total Assets	$800,353	$890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short Term Loans	$111	$24,341
Accounts Payable	38,757	45,762
Accrued Expenses	10,774	6,775
Taxes Payable	4,973	8,547
Other Liabilities	1,587	-
Non-controlling Interest	6,336	369
Total Current Liabilities	62,538	85,794

Stockholders' Equity:
Common Stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional Paid-In Capital	4,634,223	4,634,223
Accumulated Deficit	(4,028,489)	(3,972,243)
Other Comprehensive Income	88,079	54,550

Total Stockholders' Equity	737,814	805,191

Total Liabilities and Stockholders' Equity	$800,353	$890,985
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2009
(Unaudited)

	2009	2008
Sales	$-	$227,603
Cost of Goods Sold	-	191,766
Gross Profit	-	35,837

Expenses	89,743	216,094
Operating Loss	(89,743)	(180,257)

Other Income (expense) :
Interest Income	6,868	15,409
Other Income	70,544	3,190
Interest Expense	-	(2,371)
Net Loss	(12,331)	(164,029)

Loss Attributable to Non-controlling Interest	(5,967)	2,592
Net Loss	(18,298)	(161,437)

Other Comprehensive Income:
Gain (loss) on foreign currency conversion	6,721	7,633

Total Comprehensive Loss:	$(11,577)	$(153,804)
Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended September 30, 2009
(Unaudited)

	2009	2008
Sales	$-	$156,773
Cost of Goods Sold	-	108,689
Gross Profit	-	48,084

Expenses	6,539	78,704
Operating Loss	(6,539)	(30,620)

Other Income (expense) :
Interest Income	2,698	4,787
Equity in Losses Of Investee Companies	-	-
Other Income	451	1,935
Interest Expense	-	(1,310)
Loss Before Minority Interest	(3,390)	(25,208)

Net Loss Attributable to Non-controlling Interest	12	2,592
Net Loss	(3,378)	(22,616)
Other Comprehensive Income (loss):
Gain (loss) on foreign currency conversion	(20,087)	7,633

Total Comprehensive Loss:	$(23,465	$(14,983)
Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended September 30, 2009 and 2008
(Unaudited)

CASH FLOWS FROM OPERATIONS:	2009	2008
Net Loss - Adjustments to reconcile net loss to net cash consumed by operating activities:	$(18,298)	$(161,437)
Depreciation and amortization	1,331	6,426
Non-controlling interest in subsidiary profit (loss)	5,967	(2,592)

Changes in assets and liabilities:
Increase in accounts and notes receivable	(7,005)	(87,538)
Increase in inventory	-	(33)
Increases in accrued expenses	3,999	112,908
Decrease in accrued interest receivable	-	4,780
Increase in other liabilities	1,587	-
Increase in advances to employees	-	44,504
Decrease in taxes payable	(3,574)	(20,574)
Increase in accounts payable	-	13,692
Decrease (increase) in prepaid expenses	-	(4,204)
Decrease (increase) in other receivables	-	(11,735)
Increase in advance from customers	-	43,141
Net Cash Consumed By Operating Activities	(15,993)	(62,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments	90,480	(47,025)
Redemption of certificate of deposit	85,000	50,000
Increase in miscellaneous receivables	(93,196)	-
Net Cash Provided (Consumed) By Investing Activities	82,284	2,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short term loan	(24,230)	37,190
Increase in Bank Loan	-	6,074
Net Cash Provided (Consumed) By Financing Activities	(24,230)	43,264

Effect on Cash of Exchange Rate Changes	(35,044)	(1,446)

Net Change in Cash Balances	(7,017)	(17,870)
Cash balance, beginning of period	7,583	18,293
Cash balance, end of period	$566	$423
These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of September 30, 2009 and for the nine and three month periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine and three month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" describe future expectations, plans, results, or strategies and are generally preceded by words such as "may," "future," "plan" or "planned," "will" or "should," "expected," "anticipates," "draft," "eventually" or "projected." You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a companies' annual report on Form 10-K and other filings made by such company with the United States Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements.

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

Current

The Company is currently pursuing two long term product research & development projects. The development stage of these products will be approximately 2-3 years. The first project is a jointed Research & Development venture to develop a new economical Hydrogen Fuel Generation System, which is currently in its proto-type phase. This system aims to dramatically lower the cost of hydrogen fuel production to enable Hydrogen based fuel to take a competative advantage over Gasoline.

The second project is assisting Amanasu Maritech Corporation in government and IMO (International Marine Organization) approval of a Ballast Water Purification System of cargo ships. This initial product is completed, however, the various North American, and asian government approval process is estimated at 24 months.

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

PLAN OF OPERATION

Amanasu Environment Corporation

The Company's for the fiscal year ending December 31, 2009, will continue its efforts to find investors interested in its BJSS, Petstyle, Amanasu Japan Projet Support, and Amanasu Eco Frontier businesses. The Company has also committed to developing two long term environmental technology projects. The first technology is the Commercial Ballast Water Filtration System (read the Amanasu Maritech Corporation section for more details). The Company will assist Amanasu Maritech Corporation with business and development relations in North America. The approximate approval time is two years, and the Company cannot guarantee, however, believes it will receive approval by 2012. The second will be a joint research & development project with Ishikawa Laboratories in Japan to develop a cost effective Hydrogen Fuel Generation System for fuel stations and other industrial applications. Current market prices of Gasoline and Hydrogen fuels are nearly even, and the Company believes that if a more economical Hydrogen Fuel generation system were developed, it would tip the balance of the vehicle market in favor of Hydrogen based vehicles/automobiles.

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

During the quarter ending June 30, 2009 Amanasu Holdings Corporation, transferred ownership of Amanasu Water Corporation to its sister company Amanasu Techno Holdings, for 200,000 shares of Amanasu Techno Holdings. Amanasu Holdings Corporation was then renamed to Amanasu Maritech Corporation. Amanasu Maritech Corporation made an agreement with Asian Marine Trading Corporation in Japan for the sales and manufacturing rights of a Commercial Ballast Water filtration system for large cargo ships. The technology is required to go through Japanese Government approval, as well as IMO (International Maritime Organisation) approval, Japanese Government Approval which will be the main focus of Amanasu Maritech Corporation for the next 12 months. The Company previously stated it would take a total of 12 months for the approval process; however, new estimates total approval process to be approximately 24 months. The company does not see this long process as a threat to its entrance into the market, as there are currently only 4 other companies with IMO approved products. Once approval is attained, Amanasu Maritech Corporation and its partners will begin sales and manufacturing operations set tentatively for early 2012.

FINANCIAL RESULTS

Three Months Ended September 30, 2009

The Company's sales for the three months ended September 30, 2009 were $0.00 compared to $156,773 for the same period in 2008. The decrease is due primarily to the sale of Amanasu Water Corporation, and Amanasu Shinwa Corporation. Amanasu Water Corporation (operations were decreased before the sale), provided income from its Hydrogen and Oxygenated water sales, and Amanasu Shinwa provided income through management fees.

Cost of Goods Sold for the three months ended September 30, 2009 were $0.00 compared to $108,689 for the same period in 2008. The decrease is due to the sale of Amanasu Water Corporation (operations decreased before the sale) and Amanasu Shinwa Corporation.

Interest income for the three months ended September 30, 2009 were $2,698 compared to $4,787 for the same period in 2008. The decrease is due to funds transferred from Certificate of Deposits to expense accounts, which resulted in less invested in Certificate of Desposits. Also due lower interest rates have decreased the amount in return.

Total expenses for the three months period ended September 30, 2009 were $6,539 compared to $78,704 for the same period of 2008. The decrease was due primarly to the sale of Amanasu Water Corporation.

Total Assets for the three month period ended September 30, 2009 were $800,353 compared to $890,985 during the same period in 2008. The decrease is due primarily to transferring of funds from investments to expense accounts, with the funds used for professional fees.

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

Date: November 23, 2009

By: /s/ Atsushi Maki
Atsushi Maki
Chairman and Chief Executive Officer

By: /s/ Lina Lei
Lina Lei
Chief Financial Officer