Form 10-K
period 2009-12-31
AMANASU ENVIRONMENT CORP
filed 2010-04-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

445 Park Avenue Center 10th Floor New York, NY 10022

(Address of principal executive offices)

212-836-4727

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of March 31, 2010.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include forward looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Item 1A. Risk Factors") are disclosed below in the Item 1A. Risk Factors section a nd elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Part I

Item 1. Business

General

Amanasu Environment Corporation (herein after the "Company") principle business is in complete development of Environmental Technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research & development, marketing, sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been apart of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company's parent company Amanasu Corporation, is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During the fiscal year ended December 31, 2008, Chairman & Chief Executive Officer Atsushi Maki, set a 2 year capital raising goal of $30,000,000 to increase the Company's potential by entering into the NASDAQ global market. The Company's main objective has not changed for the coming fiscal year ending December 31, 2010.

Aside from capital raising efforts, the company continues to support Amanasu Maritech Corporation, in development and required regulatory approval for Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritech Corporation are currently working through the approval process of this type of product with the Japanese regulatory bodies. Also required documentation, and translations are being prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. The Company also continues to look for partners and interested parties to further develop existing business' and technolgies acquired by Amanasu Maritech Corporation, the Company's child company.

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727. The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

As of April 27th, 2009 Amanasu Maritech Corporation (formerly Amanasu Holdings Corporation) transferred its shares of Amanasu Water Corporation to its sister Company Amanasu Techno Holdings Corporation. Amanasu Techno Holdings plans to utilize the Amanasu Water Corporation's existing resources to enter into the Health, and Medical Devices industry. In exchange Amanasu Holdings Corporation received 200,000 shares of Amanasu Techno Holdings.

The Company is concentrating its efforts into Amanasu Maritech Corporation, and as a result will not put further resources into Amanasu Maritech Corporation's child companies Amanasu Echo Frontier, Amanasu Energy, Petstyle, Amanasu Project Support, and BJSS during the fisical year ending December 31, 2010.

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

Control Exercised By Management

As of March 15, 2006, the existing officers and directors, and aff iliates will control approximately 78.80% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2007. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2009
Common stock price per share:
High	$0.20	$0.20	$0.19	$0.19	$0.20
Low	$0.20	$0.10	$0.18	$0.10	$0.10
Fiscal Year 2008
Common stock price per share
High	$0.34	$0.35	$0.30	$0.30	$0.35
Low	$0.25	$0.25	$0.25	$0.20	$0.20

Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan Of Operations

Amanasu Environment Corporation

The Company has 2 main objective's during the fiscal year ending December 31, 2010. The Company will continue in its goal to meet the capital objective of $30,000,000 by the end of 2010. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Secondly the company will support Amanasu Maritech Corporation's efforts on entering into marine technologies. The Company will assist an approximately 24 month design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritech Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Results of Operations

Total Current Assets for the fiscal year ended December 31, 2009 was $546,567 compared to $703,583 for the same period of 2008. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Total Current Liabilities for the fiscal year ended December 31, 2009 was $49,122 compared to $85,425 for the same period of 2008. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Sales for the fiscal year ended December 31, 2009 was $ 0 compared to $225,697 for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Gross Profit for the fiscal year ended December 31, 2009 was $ 0 compared to $33,931 for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Cost of Goods Sold for the fiscal year ended December 31, 2009 was $ 0 compared to $191,766 for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Expense for the fiscal year ended December 31, 2009 was $ (290,510) compared to $(675,755) for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Impairment of fixed assets for the fiscal year ended December 31, 2009 was $ - compared to $(66,285) for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Impairment of investments for the fiscal year ended December 31, 2009 was $ 0 compared to $(79,703) for the same period of 2008. The decrease is due primarily to the absense of Amanasu Water Corporation.

Liquidity and Capital Resources

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Holdings will need to issue and sell shares to gain capital for operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
March 31, 2010
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets:
Cash	$ 8,467	$ 7,583
Certificates of deposit	536,000	696,000
Prepaid expense	2,100	-
Total current assets	546,567	703,583

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	21,560	19,785
Net fixed assets	4,299	6,074

Other Assets:
Investments	-	92,604
Other advance	50,000	50,000
Due from affiliate	37,944	38,724
Total other assets	87,944	181,328

Total Assets	$ 638,810	$ 890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 4,843	$ -
Accrued expenses	31,206	52,537
Payroll and other taxes payable	10,332	8,547
Shareholder advance	867	-
Loan from affiliate	1,193	24,341
Deposits	681	-
Total current liabilities	49,122	85,425

Stockholders' Equity: Common stock: authorized 100,000,000 shares of .001 par value; 44,001,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,707,483	4,634,223
Accumulated deficit	(4,228,816)	(3,957,283)
Other comprehensive income	75,507	84,250
Total Amanasu Environment Corporation Stockholders' Equity	598,175	805,191
Non controlling interest	(8,487)	369
Total Equity	589,688	805,560
Total Liabilities and Stockholders' Equity	$ 638,810	$ 890,985

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2009 and 2008

	2009	2008
Sales	$ -	$ 225,697
Cost of Goods Sold	-	191,766

Gross Profit	-	33,931

Expenses	(290,510	(675,755)
Impairment of fixed assets	-	(66,285)
Impairment of investments	-	(79,703)
Operating loss	(290,510)	(787,812)

Other Income (Expense):
Interest income	10,120	28,682
Profit on sale of subsidy	-	99,509
Miscellaneous revenue	1	4,502
Interest expense	-	(2,371)
Net other income	10,121	130,322

Net loss, before minority interest	(280,389)	(657,490)
Minority interest in loss	8,856	28,874
Net loss	(271,533)	(628,616)

Other Comprehensive Income
Gain on foreign exchange conversion	20,957	30,824
Total comprehensive loss	$(250,576)	$(597,792)

Net loss per share basic diluted	$.01	$(.01)

Average number of shares outstanding	44,001,816	44,001,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
	Shares	Amount	Capital	Total	Income	Total
Balance, December 31, 2007	44,000,816	$44,001	$4,634,223	$(3,298,967)	$53,427	$1,432,684
Net loss for period	-	-	-	(628,616)	30,823	(597,792)
Transfer upon sale of subsidy	-	-	-	-	(29,701)	(29,701)

Balance, December 31, 2008	44,000,816	$44,001	$4,634,223	$(3,927,583)	$84,250	$805,191
Net loss for period				(271,533)	20,957	(780,389)
Other comprehensive income (loss)						25,957
Transfer upon sale of subsidiary			73,260		(29,700)	93,560

Balance, December 31, 2009	44,000,816	$44,001	$4,707,483	$(4,228,116)	$75,507	$589,688

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	Year 2009	Year 2008
CASH FLOWS FROM OPERATIONS	$(271,533)	$(628,616)
Net loss
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	1,775	39,138
Bad Debt Expense	86,031	-
Write down of machinery		66,285
Write offs of bad debts		85,785
Equity in losses of investee companies		211,594
Minority interests in losses		-
Profit on sale of subsidiary	(8,856)	(28,874)
		(99,509)
Change in current assets and liabilities:
Decrease (increase) in notes and accounts receivable	-	76,672
Decrease in prepaid expenses	5,568	69,115
Decrease in raw materials	-	566
Increase accounts payable		21,242
Increase in other payables	4,772	-
Increase (decrease) in payroll and other taxes payable	3,957	(17,562)
Increase (decrease) in accrued expenses	16,469	(84,910)
Increase in deposits	671	-
Net Cash Consumed By Operating Activities	(161,146)	(289,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	160,000	75,000
Cash received on sale of subsidiary		148,898

Net Cash Provided By Investing Activities	160,000	233,898

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	855	-
Advances from affiliate	1,175	23,642

Net Cash Provided By Financing Activities	2,030	26,642

Exchange Rate Effect on Cash	-	30,824
Net Change in Cash Balances	884	(10,710)
Balance, beginning of period	7,583	18,293

Balance, end of period	$8,467	$7,583

The accompanying notes are an integral part of these

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

On September 21, 2006, Soae Corporation, a Japanese electronics manufacturer, invested $426,014 for a 9% interest in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". Hydrogen-ion water is believed to have effective anti-oxidant properties.

Investments in the five companies mentioned above have either been repaid, written off by the absorption of accumulated losses, or written off because of abandonment.

On July 1, 2008, the Company sold its equity interest in Shinwa to the president of Shinwa for cash. On the same day, Holdings also sold its equity interest in Shinwa to the president of Shinwa for a cash payment of $56,655 and the right to collect a $37,780 debt that was owed to Shinwa by a corporation controlled by the Company president. The Company realized a profit on these transactions of $99,509.

In March 2005, the Company made a $290,000 equity investment in Kogure Susakusho Ltd., (Kogure), a Japanese company which held patents for an industrial incinerator, called the Swing Melter. The original intention was that the Company would receive 20% of the profits on sales of the incinerator. In April 2005, the Company purchased, for $400,000, a demonstration model of the Swing Melter for use in attracting customers. Subsequently, Kogure ceased doing business and the Company exchanged its investment for the Kogure patents. In October 2005, a new company, now named Echo Frontier Corp., was formed by former employees of Kogure to produce the Swing Melter. On December 16, 2005, the

1. ORGANIZATION AND BUSINESS (CONT'D) Business (CONT'D)

Company made a $143,187 investment in the new company. In addition to its equity interest in the new company, the Company was to receive patent royalties on sales of the Swing Melter. During 2006, 2007, and 2008, the values of the investment and the demonstration model were reviewed and in each case impairment was found to have occurred, and write downs were made. The remaining balances of these investments were written off in 2008.

On April 27, 2009, Holdings sold 100% of the capital stock of Water to a company which is controlled by the principal Company shareholder, who is also chairman of the Board of Directors of the Company. Consideration for this sale was 200,000 shares of the common stock of the buyer (Amanasu Techno Holdings Corporation), which had a fair market value at the time of the sale of $191,100. No profit or loss was recognized on this sale as it was accounted for under pronouncements of the Financial Accounting Standards Board (FASB) as a sale of an entity under common control.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; the operating results of Shinwa and Water are included up to the date of their respective sales. All significant intercompany balances and transactions have been eliminated in consolidation.

The equity interest in each of the five investee companies mentioned above was not more than 50% and the companies were not consolidated in these financial statements; they were accounted for by the equity method of accounting.

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

Recognition Of Revenue

Revenue was realized from sales of products and services. Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Foreign Currency Translation

Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

1. Assets and liabilities at the rate of exchange in effect at the balance sheet date;
2. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; and
3. Revenues and expenses, at the average rates of exchange for each year.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Principal among these has been unrealized gains and losses from exchange rate fluxuation.

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. There were no advertising costs incurred during the periods presented in these financial statements.

Segment Reporting

Management treats the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, approximate their fair values at December 31, 2009.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the FASB and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under provisions of these pronouncements, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncement will have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. RELATED PARTY TRANSACTIONS

A company controlled by the Company president (Affiliate) made advances to Water that totaled $17,702 during 2008. The same controlled company made advances to Holdings during 2009, which totaled $1,193.

Part of the proceeds of the sale of Shinwa (see Note 1) was the right to collect a $44,256 advance that had been made to Affiliate by Shinwa. This amount was partly offset by advances previously made by the Company to Affiliate. At December 31, 2008, Affiliate was indebted to the Company for this advance in the amount of $38,724. This advance is due on demand and does not bear interest.

Affiliate also made advances to Water of $6,638 during 2007 and $17,702 during 2008. Thus, $24,340 was owed to Affiliate by Water at December 31, 2008. These advances are due on demand and do not bear interest.

Similar advances of $6,638 had been made to Water prior to 2008, bringing the total due to Affiliate at December 31, 2008 to $24,341. These advances remained obligations of Water on the date of its sale of Water (Note 1).

At December 31, 2008, Water was indebted to the Company president and one of its directors for unpaid salaries that totaled $45,762. These unpaid salaries remained obligations of Water on the date of its sale.

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by the Company president. This arrangement is on a month to month basis. Until 2006, the two companies shared the cost of operating these offices. There has been no cost sharing since 2006, as the other company is largely inactive.

The president of Shinwa and two of his sons received advances from Shinwa totaling $44,504. These advances did not bear interest and were being repaid by monthly installments of $1,259. These advances were eliminated with the sales of the equity interests of Shinwa.

4. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Japanese Tax Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of seven years. The total of these NOL's at December 31, 2009 was $1,275,878. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets decreased during 2009 by $3,722, result of adding the potential benefit of 2009 losses, eliminating the losses of Water, and converting Japanese currency amounts at the December 31, 2009 conversion rate rather than at the December 31, 2008 rate.

Deferred Tax Assets	$382,762
Valuation Allowance	382,762
Balance Recognized	$-

5. INCOME TAXES (CONT'D)

If not used, these carryforwards will expire as follows:

  2012: $280,975
  2013: 421,463
  2014: 223,367
  2015: 250,922
  2016: 99,151

5. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and Tokyo, under month to month arrangements. During 2009 and 2008, the Company incurred rent expense of $34,944 and $38,731, respectively.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash payments were made for interest during 2008 in the amount of $2,371. There was no interest paid during 2009. Cash paid for income taxes was $1,063 during 2009 and $1,522 during 2008. There was no non-cash financing or investing activity during these years.

7. SUBSEQUENT EVENTS

During January and February 2010, the Company relocated its Tokyo office. Costs totaling $36,760 were incurred in making the move. These included a six month advance payment of rent, a rent deposit, fees, and the cost of the physical move.

(Blank Page)

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2009, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Directors / Officers
Name	Age	Since	Position
Atsushi Maki	62	1999	Chairman & Chief Executive Officert
Lina Lei	49	1999	Secretary

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

Item 11. Executive Compensation

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31,2009, 2008, 2007, and 2006 respectively:

Compensation Summary
	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)
Atsushi Maki (Chairman, President)	2009	-0-	-0-	-0-
	2008	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2006	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2009	-0-	-0-	-0-
	2008	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2006	-0-	-0-	20,000

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

Item 12. Security Ownership of Certain benficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 15, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,000,816 shares of common stock of the Company which are issued and outstanding as of March 15, 2006. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

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

Item 14. Principal Accounting Fees and Services

  Audit Fees during 2009 and 2008 were $25,000.00 and $25,000.00 respectively.
  Audit Related Fees during 2009 and 2008 were $6,930.00 and $7,020.00 respectively.
  Caption Tax Fees during 2009 and 2008 were $690.00 and $675.00 respectively.
  All Other Fees during 2009 and 2008 were $-0- and $-0- respectively.
  N/A
  (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
  Not greater than 50% for 2009 and 2008.
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
April 15, 2010
Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

April 15, 2010
Director