Form 10-Q
period 2010-03-31
AMANASU ENVIRONMENT CORP
filed 2010-05-24
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of May 24, 2010.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-Q
FOR THE PERIOD ENDED March 31, 2010

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month period ended September 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,2010	December 31,2009
ASSETS
Current Assets:
Cash	$ 5,625	$ 8,467
Certificates of deposit	472,000	536,000
Prepaid expense	-	2,100
Total current assets	477,625	546,567

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	22,004	21,560
Net fixed assets	3,855	4,299

Other Assets:
Advances to employees	55,000	50,000
Due from affiliate	37,944	37,944
Total other assets	92,944	87,944

Total Assets	$ 574,424	$ 638,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 4,843	$ 4,843
Accrued expenses	36,000	31,206
Payroll and other taxes payable	10,332	10,332
Shareholder advance	867	867
Loan from affiliate	1,193	1,193
Deposits	681	681
Total current liabilities	53,916	49,122

Stockholders' Equity:
Common stock: authorized, 100,000,000 shares of
.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,707,483	4,707,483
Accumulated deficit	(4,297,994)	(4,228,816)
Accumulated other comprehensive income	75,505	75,507

Equity attributable to Amanasu Environment Corporation	528,995	598,175
Noncontrolling interest	(8,487)	(8,487)
Net equity	520,508	589,688
Total Liabilities and Stockholders' Equity	$ 574,424	$ 638,810

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Revenue	$-	$-
Expenses	(70,694)	(52,790)
Operating Loss	(70,694)	(52,790)

Other Income (expenses):
Interest Income	1,516	3,156

Net Loss	(69,178)	(49,634

Net Loss Attributable to Noncontrolling Interest	-	5

Net Loss Attributable to Amanasu Environment Corporation	(69,178)	(49,629)
Other Comprehensive Loss:
Loss on foreign currency conversion	(2)	(3,757)

Total Comprehensive Loss:	$(69,180)	$(53,386)

Net Loss Per Share - basic and diluted	$ -	$ -
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net Loss	$(69,178)	$(49,629)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	444	444
Noncontrolling interest in subsidiary loss	-	(5)

Changes in assets and liabilities:
Increases in accrued expenses	4,794	25,645
Increase (decrease) in accounts payable	-	(720)
Decrease in payroll and other taxes payable	-	(1,604)
Decrease (increase) in prepaid expenses	2,100	(161)
Net Cash Consumed By Operating Activities	(61,840)	(26,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	64,000	15,000
Increase in advances to employees	(5,000)	-
Net Cash Provided By Investing Activities	59,000	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loan	-	103
Net Cash Provided By Financing Activities	-	103

Effect on Cash of Exchange Rate Changes	(2)	3,344

Net Change in Cash Balances	(2,842)	(7,583)
Cash balance, beginning of period	8,467	7,583
Cash balance, end of period	$ 5,625	$ -

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2010 and 2009 and for the three month periods ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operation of the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2009.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during either of these

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2009.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 212-836-4727 begin_of_the_skype_highlighting 212-836-4727 end_of_the_skype_highlighting. The Tokyo branch has relocated from 1-3-38 Roppongi, Minatoku, Tokyo, 106-0032, Japan to 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Telephone: 03-5413-7322.

The Company is concentrating its efforts into Amanasu Maritech Corporation, and as a result will not put further resources into Amanasu Maritech Corporation's child companies Amanasu Echo Frontier, Amanasu Energy, Petstyle, Amanasu Project Support, and BJSS during the fisical year ending December 31, 2010.

PRODUCTS

Currently the Company is supporting Amanasu Maritech Corporation in development and required regulatory approval for a Commercial Cargo Ship Ballast Water Purification System. No licensing agreements with partners have been made at this time, as the Company is also in the process of raising capital for this project. Currently the company is negotiating with its partners for a world wide manufacturing and sales agreement. The Company cannot guarantee if the negotiations will succeed, or

PLAN OF OPERATION

The Company has 2 main objective's during the fiscal year ending December 31, 2010. The Company will continue in its goal to meet the capital objective of $30,000,000 by the end of 2010. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective. The Company

Secondly the company will support Amanasu Maritech Corporation's efforts on entering into marine technologies. The Company will assist an approximately 24 month design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritech Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

FINANCIAL RESULTS

Total Current Assets for the quarter ended March 31, 2010 was $477,625 compared to $546,567 for the fiscal period ending December 31, 2009. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets for the quarter ended March 31, 2010 was $92,944 compared to $87,944 for the fiscal period ending December 31, 2009. The increase is due primarily to increase in advances to employees.

Interest Income for the quarter ended March 31, 2010 was $ 1,516 compared to $3,156 for the same period of 2009. The decrease is due primarily to the decrease in interest rates during 2009 as well as the decreased balance in certificate of deposits..

Net Cash Consumed By Operating Activities for the quarter ended March 31, 2010 was $(61,840) compared to $(26,030) for the same period of 2009. The decrease is due primarily to the absense of Amanasu Water Corporation, of which ownership was transferred to Amanasu Techno Holdings with an agreement executed on April 27th, 2009.

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

Date: May 24, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer