Form 10-K/A
period 2009-12-31
AMANASU ENVIRONMENT CORP
filed 2010-06-25
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Recent Sales Of Unregistered Securities - Deposits for Common

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

Total Current Liabilities for the fiscal year ended December 31, 2009 was $39,122 compared to $85,425 for the same period of 2008. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Sales for the fiscal year ended December 31, 2009 were $ 0.  Although the sales of the year ended December 31, 2008 are reported as zero, there are sales of $225,697 included in the calculation of Loss from Discontinued Operations.  These are sales of Amanasu Shinwa Corporation, which was sold during 2008.

Gross Profit for the years ended December 31, 2009 and 2008 was $ 0.  The amount of gross profit included in the calculation of Loss from Discontinued Operations was $33,931.

Expense for the year ended December 31, 2009 was $ (280,510) compared to $(610,114) for the same period of 2008. The decrease is due primarily to the absence of Amanasu Water Corporation and Amanasu Shinwa Corporation.

Impairment of fixed assets for the fiscal year ended December 31, 2009 was $ 0 compared to $(66,285) for the same period of 2008.  There were no fixed assets impaired during 2009.

Impairment of investments for the year ended December 31, 2009 was $ 0 compared to $(79,703) for the same period of 2008.  There were no investments impaired during 2009.

Liquidity and Capital

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

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
June 18, 2010
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets:
Cash	$ 8,467	$ 7,583
Certificates of deposit	536,000	696,000
Prepaid expense	2,100	-
Total current assets	546,567	703,583

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	21,560	19,785
Net fixed assets	4,299	6,074

Other Assets:
Investments	-	92,604
Employee advances	50,000	50,000
Due from affiliate	37,944	38,724
Total other assets	87,944	181,328

Total Assets	$ 638,810	$ 890,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 5,524	$ 45,762
Accrued expenses	21,206	6,775
Payroll and other taxes payable	10,332	8,547
Loan from affiliate	2,060	24,341
Total current liabilities	39,122	85,425

Stockholders' Equity: Common stock: authorized 100,000,000 shares of .001 par value; 44,001,816 issued and outstanding	44,001	44,001
Additional paid in capital
4,693,652
	4,634,223
Accumulated deficit	(4,140,655)	(3,879,122)
Other comprehensive income
(348)
	1,130
Total Amanasu Environment Corporation Stockholders' Equity	596,650	800,232
Non controlling interest	3,038	5,328
Total Stockholders' equity	599,688	805,560
Total Liabilities and Stockholders' Equity	$ 638,810	$ 890,985

The accompanying notes are an integral part of these

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2009 and 2008

	2009	2008
	January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2009
Expenses	(280,509	(610,114)	$ (280,509)
Impairment of fixed assets	-	(66,285)	-
Impairment of investments	-	(79,703)	-
Operating loss	(280,509)	(756,102)	(280,509)

Other Income:
Interest Income	10,120	28,671	10,120
Profit on sale of subsidiary	-	99,509	-
Miscellaneous revenue	-	1,315	-
Total other income	10,121	129,495	10,120

Loss from continuing operations	(270,389)	(626,607)	(270,389)
Loss from discontinued operations	-	(30,883)	-
Net loss
(270,389)
	(657,490)	(270,389)
Net loss attributable to noncontrolling interest	8,856	28,874	8,856
Net loss attributable to Amanasu Environment Corporation	(261,533)	(628,616)	(261,533)

Other Comprehensive Income Gain on foreign exchange conversion	6,232	28,022	6,252
Total comprehensive loss	$(255,301)	$(600,594)	$(255,301)

Net loss per share - basic and diluted	$.01	$(.01)

Average number of shares outstanding	44,001,816	44,001,816

The accompanying notes are an integral part of these

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

					Additional		Accumulated
			Common Stock		Paid In	Accumulated	Other Comprehensive	Noncontrolling
			Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2007			44,000,816	$44,001	$4,634,223	$ (3,250,506)	$109	$34,100	$1,461,927
Net loss for period			-	-	-	(628,616)		(28,874)	(657,490)
Transfer on sale of subsidiary							(27,001)	(2,700)	(29,701)
Other comprehensive income			-	-	-	-	28,022	2,802	30,824

Balance, December 31, 2008			44,000,816	44,001	$4,634,223	(3,879,122)	1,130	5,328	$805,560
Net loss for period						(261,533)		(8,856)	(270,389)
Transfer upon sale of subsidiary					59,429		6,232	623	6,855
Other comprehensive income (loss)							(7,710)	5,943	57,662
Balance, December 31, 2009			44,000,816	$44,001	$4,693,652
$(4,140,655)
$(348)	$3,038	$599,688

The accompanying notes are an integral part of these

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	Year 2009	Year 2008	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2009
CASH FLOWS FROM OPERATIONS	$(270,389)	$(657,490)	$ (270, 389)
Net loss
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization
	1,775	39,138	1,775
Write down of machinery

66,285
-
Write down of investments

85,785
-
Write offs of bad debts
	86,031	211,594	86,031
Profit on sale of subsidiary
	-	(99,509)	-

Change in current assets and liabilities:
Decrease (increase) in notes and accounts receivable
	-	76,672	-
Decrease (increase) in prepaid expenses
	(2,100)	69,115	(2,100)
Decrease in raw materials
	-	566	-
Increase accounts payable
	5,443	21,242	5,443
Increase (decrease) in payroll and other taxes payable
	3,958	(17,562)	3,958
Increase (decrease) in accrued expenses
	14,408	(84,910)	14,408
Net Cash Consumed By Operating Activities	(160,874)	(289,074)	(160,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit
	160,000	75,000	160,000
Cash received on sale of subsidiary
	-	148,898	-
Cash Transferred on sale of subsidiary
	(270)	-	(270)
Net Cash Provided By Investing Activities	159,730	223,898	159,730

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of shareholder loan	855	-	855
Advances from affiliate	1,175	23,642	1,175

Net Cash Provided By Financing Activities	2,030	26,642	2,030

Exchange Rate Effect on Cash	(2)	30,824	(2)
Net Change in Cash Balances	884	(10,710)	884
Balance, beginning of period	7,583	18,293	7,583

Balance, end of period	$8,467	$7,583	8,467

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

Business

On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan. On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (Holdings), which is located in Tokyo, Japan. Holdings made investments in five other Japanese companies during 2005, including an $84,288 investment in Shinwa. The investee companies were involved in a variety of businesses. Shinwa performed fabricating services, principally welding, on stainless steel piping; it has also developed, and continues development of, systems for cleaning the waters of rivers, streams and lakes.

Investments in the five companies mentioned above have either been repaid, written off by the absorption of accumulated losses, or written off because of abandonment. In addition to the investments, advances had been made to two of these companies. These advances had been guaranteed by a company controlled by the Company president. This guarantee was withdrawn during 2009 and write offs were made totaling $86,031.

On September 21, 2006, Soae Corporation, a Japanese electronics manufacturer, invested $426,014 for a 9% interest in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". Hydrogen-ion water is believed to have effective anti-oxidant properties.

On July 1, 2008, the Company sold its equity interest in Shinwa to the president of Shinwa for cash. On the same day, Holdings sold its equity interest in Shinwa to the president of Shinwa for a cash payment of $56,655 and the right to collect a $37,780 debt that was owed to Shinwa by a corporation controlled by the Company president. The Company realized a profit on these transactions of $99,509.

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

In September 2006 a new Japanese subsidiary, Amanasu Water Corporation (Water) was formed by Holdings to package and sell bottled water in the Far East. Water was 100% owned by Holdings. It was sold on April 27, 2009 to a corporation controlled by the Company president.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries; the operating results of Shinwa and Water are included up to the dates of their sales. All significant intercompany balances and transactions have been eliminated in consolidation.

The equity interest in each of the five investee companies mentioned above was not more than 50% and the companies were not consolidated in these financial statements; they were accounted for by the equity method of accounting.

2. RESTATEMENTS

On May 20, 2010, the Company determined that a restatement of its financial statements for the year ended December 31, 2009 was necessary to properly report the balance sheet, statement of operations and statement of cash flows as at December 31, 2009 and for the year then ended. A series of mistakes occurred in the preparation of these financial statements. The effects of these restatements on the financial statements previously issued are presented below.

Balance Sheet
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Accrued Expenses	$31,206	$(10,000)(A)	$21,206
Total current liabilities	49,122	(10,000)	39,122
Additional paid in capital	4,707,483	(13,831)(C)	4,693,652
Accumulated deficit	(4,228,816)	88,161(D)	(4,140,665)
Other comprehensive income	75,507	(75,855)(E)	(348)
Total Amanasu Environment
Corporation stockholders'		_________
equity	598,175	(1,525)	596,650
Noncontrolling interest	(8,487)	11,525(B)	3,038
Total stockholders' equity	589,688	10,000	599,688
Total Liabilities and Stockholders' Equity	$638,810	$-	$638,810

Statement of Operations
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Expenses	$(290,510)	$10,001(A)	$(280,509)
Operating loss	(290,510)	10,001	(280,509)
Loss from continuing operations	(280,389)	10,000	(270,389)
Minority interest in loss	8,856	(8,856)(B)	-
Net loss	(271,533)	1,144	(270,389)
Net loss attributable to noncontrolling interest	-	8,856(B)	8,856
Net loss attributable to Amanasu Environment Corporation	(271,533)	10,000	(261,533)
Other comprehensive income	20,957	(14,725)(E)	6,232
	$(250,576)	$ (4,725)	$(255,301)

Statement of Operations

January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2009.

This statement was erroneously omitted from the original filing. It has now been included.

Statement of Operations
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Sales	$225,697	$(225,697)(F)	$-
Cost of goods sold	(191,766)	191,766(F)	-
Gross profit	33,931	(33,931)(F)	-
Expenses	(675,755)	65,641(F)	(610,114)
Operating loss	(787,812)	31,710	(756,102)
Interest income	28,682	(11)(F)	28,671
Miscellaneous revenue	4,502	(3,187)(F)	1,315
Interest expense	(2,371)	2,371(F)	-
Total other income	130,322	(827)	129,495
Net loss before minority interest	(657,490)	30,883(F)	(626,607)
Loss from discontinued operations	-	(30,883)(F)	(30,883)
Minority interest in net loss	28,874	(28,874)(B)	-
Net loss	(628,616)	(28,874)	(657,490)
Net loss attributable to noncontrolling interest	-	28,874(B)	28,874
Net loss attributable to Amanasu Environment Corporation	(628,616)	-	(628,616)
Other comprehensive income	30,824	(2,802)(E)	28,022
Total comprehensive income	$597,792	$(2,802)	$(600,594)

Changes in Stockholders' Equity
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Accumulated Deficit:
Opening balance	$(3,298,967)	$48,461(D)	$(3,250,506)
Ending balance	$(3,927,583)	$(48,461)	$(3,879,122)

Changes in Stockholders' Equity
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Comprehensive Income:
Opening balance	$53,427	$(53,318)(E)	$109
Provision of 2008	30,824	(2,802)(E)	28,022
Transfer upon sale of subsidiary	(29,701)	2,700(B)	(27,001)
Error in addition	29,700	(29,700)
Ending balance	$84,250	$(83,120)	$1,130

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Additional Paid in Capital:
Opening balance	$4,634,223	$-	$4,634,223
Provision of 2009	$73,260	$13,831(C)	$59,429
Ending balance	$(4,707,483)	$(13,831)	$4,693,652

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Accumulated Deficit:
Opening balance	$(3,927,583)	$48,461	$(3,879,122)
Net loss for period	(271,533)	10,000(A)	(261,533)
Error in addition	(29,000)	29,000	-
Ending balance	$(4,228,116)	$87,461	$(4,140,655)

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Other Comprehensive Income:
Opening balance	$84,250	$(83,120)(E)	$1,130
Gain for the period	20,957	(14,725)(E)	6,232
Transfer on sale of subsidiary	-	(7,710)(B)	(7,710)
Correction of addition error	(29,700)	29,700	-
Ending balance	$75,507	$(75,855)	$(348)

Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008
Noncontrolling interest
This statement was erroneously omitted from the original filing. It has now been included.

Statement of Cash Flows
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Net loss	$(271,533)	$ 1,144	$(270,389)
Profit on sale of subsidiary	(8,856)	8,856	-
Decrease (increase) in prepaid expense	5,568	(7,668)	(2,100)
Increase in other payables	4,772	(4,772)	-
Increase in taxes payable	3,957	1	3,958
Increase in accounts payable	-	5,443	5,443
Increase in accrued expenses	16,469	(2,061)	14,408
Increase in deposits	671	(671)	-
Cash consumed by operating activities	(161,146)	272	(160,874)
Cash transferred on sale of subsidiary	-	(270)	(270)
Net cash provided by investor activities	160,000	(270)	159,730
Exchange rate effect on cash	-	(2)	(2)
Net change in cash balance	$884	$-	$884

Statement of Cash Flows
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Net loss	$(628,616)	$(28,874)(H)	$(657,490)
Minority interest in losses	(28,874)	28,874(H)	-
Net cash consumed by operating activities	$(289,074)	$58,461	$289,074

Statement of Cash Flows
January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2009

This statement was erroneously omitted from the original filing. It has now been included.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the Modified Accelerated Cost Recovery System, with lives of five years for vehicles, seven years for machinery and equipment, ten years for tools, and fifteen years for building improvements.  Use of this method has produced results that are not significantly different than the results that would be achieved by use of another acceptable method.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax bases and the book values of assets and liabilities, and of net operating loss carryforwards.

Recognition Of Revenue

Revenue has been realized from sales of products and services. Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

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
December 31, 2009

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Foreign Currency Translation

Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rates of exchange in effect at balance sheet dates;
b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; and
c. Revenues and expenses, at the average rates of exchange for each reporting period.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Principal among these has been unrealized gains and losses from exchange rate fluxuation.

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. There were no expenditures for advertising during either of the periods reported.

Segment Reporting

Management treats the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2009.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the Financial Accounting Standards Board (FASB) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under these pronouncements, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

SUBSEQUENT EVENTS

In May 2009, the FASB issued a pronouncement which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements, and concluded its review on the date of issuance of these financial statements.

The Company does not anticipate the adoption of other recently issued accounting pronouncement will have a significant effect on the Company's results of operations, financial position or cash flows.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. RELATED PARTY TRANSACTIONS

The Company president made an advance to Holdings during 2009 of $867. This advance is due on demand and does not bear interest. A corporation controlled by the Company president (Affiliate) made advances to the Company in 2007, 2008 and 2009 that totaled $6,614. Part of the proceeds of the sale of Shinwa (see Note 1) was the right to collect a $43,365 advance that had been made to Affiliate by Shinwa. Thus, at December 31, 2009, Affiliate was indebted to the Company for $35,884. These advances is due on demand and do not bear interest.

Affiliate also made advances to Water of $6,638 during 2007 and $17,702 during 2008. Thus, $24,341 was owed to Affiliate by Water at the date of the sale of Water; these obligations were eliminated by the sale of Water. These advances were due on demand and did not bear interest.

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

5. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Japanese Tax Code permits such carryforwards for a period of seven years. The total of these NOL's at December 31, 2009 was $1,385,694 in Japan and $2,453,216 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2009 by $25,946 in the U.S., and by $29,224 in Japan, the result of adding the potential benefit of 2009 losses.

	U.S.	JAPAN
Deferred Tax Assets	$433,566	$415,708
Valuation Allowance	433,566	415,708
Balance Recognized	$-	$-

5. INCOME TAXES (CONT'D)

If not used, these carryforwards will expire as follows:

	U.S.		JAPAN
2012		$-	$302,911
2013		$-	$454,366
2014		$-	$240,805
2015		$-	$290,197
2016		$-	$97,415
2017		-	-
2018		-	-
2019
2,703
	-
2020
51,086
	-
2021		224,737	-
2022
73,550
	-
2023
110,126
	-
2024		107,443	-
2025		598,417	-
2026
332,988
	-
2027
553,371
	-
2028		363,595	-
2029		135,200	-

6. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and Tokyo, under month to month arrangements. During 2009 and 2008, the Company incurred rent expense of $34,944 and $38,731, respectively.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash payments were made for interest during 2008 of $2,371. There was no cash paid for income taxes during those years, and there was no cash paid for interest during 2009.  Except for the sale of Water (see Note 4) there were no non-cash financing or investing activity during these years.

8. SUBSEQUENT EVENTS

During the first quarter of 2010 $36,760 was paid to relocate the Tokyo office.

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
June 25, 2010
Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

June 25, 2010
Director