Form 10-Q
period 2010-06-30
AMANASU ENVIRONMENT CORP
filed 2010-08-23
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of August 23, 2010.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month and six month periods ended June 30, 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that can be expected for

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 46,961	$ 8,467
Certificates of deposit	402,000	536,000
Prepaid expense	-	2,100
Total current assets	448,961	546,567

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	22,447	21,560
Net fixed assets	3,412	4,299

Other Assets:
Advances to employees	55,000	50,000
Due from affiliate	39,476	37,944
Total other assets	94,476	87,944

Total Assets	$ 546,849	$ 638,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 5,038	$ 4,843
Accrued expenses	38,500	31,206
Taxes payable	10,749	10,332
Shareholder advance	902	867
Loan from affiliate	1,241	1,193
Deposits	709	681
Total current liabilities	57,139	49,122

Stockholders' Equity:
Common stock: authorized, 100,000,000 shares of
.001 par value; 44,000,816 issued and
outstanding	44,001	44,001
Additional paid in capital	4,707,483	4,707,483
Accumulated deficit	(4,329,605)	(4,228,816)
Accumulated other comprehensive income	76,318	75,507
	_________	________
Equity attributable to Amanasu Environment
Corporation	498,197	598,175
Noncontrolling interest	(8,487)	(8,487)
Net equity	489,710	589,688
Total Liabilities and Stockholders' Equity	$546,849	$638,810

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Month Periods Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue	$ -	$ -
Expenses	(102,679)	(83,204)
Operating Loss	(102,679)	(83,204)

Other Income (Expense):
Interest income	1,890	4,170
Other income	-	70,053

Net Loss	(100,789)	(8,981)

Net Loss Attributable to Noncontrolling Interest	-	(5,979)

Net Loss Attributable to Amanasu Environment Corporation	(100,789)	(14,960)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	811	26,808

Total Comprehensive Loss:	$(99,978)	$11,848

Net Loss Per Share - basic and diluted	$ -	$ -
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue	$ -	$ -
Expenses	(31,985)	(30,414)
Operating Loss	(31,985)	(30,414)

Other Income (Expense):
Interest income	374	1,014
Other income	-	70,053

Net Income (loss)	(31,611)	40,653

Net Loss Attributable to Noncontrolling Interest	-	(5,984)

Net Loss Attributable to Amanasu Environment Corporation	(31,611)	(34,669)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	813	30,565

Total Comprehensive Loss:	$(30,798)	$65,234

Net Loss Per Share - basic and diluted	$ -	$ -
Weighted average number of shares outstanding

The accompanying notes are an integral part of these financial statements

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net Loss	$(100,789)	$(14,960)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	887	888
Noncontrolling interest in subsidiary loss	-	5,979
Gain on sale of subsidiary	-	(70,053)

Changes in assets and liabilities:
Increases in accrued expenses	7,294	28,883
Increase in accounts payable	-	1,653
Decrease in taxes payable	-	(3,864)
Decrease (increase) in prepaid expenses	2,100	(161)
Decrease in short term loan	-	(1,211)
Increase in other liabilities	-	1,495
Net Cash Consumed By Operating Activities	(90,508)	(51,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	134,000	85,000
Increase in advances to employees	(5,000)	-
Increase in miscellaneous receivables	-	(27,671)
Cash transferee on sale of subsidiary	-	(175)
Net Cash Provided By Investing Activities	129,000	62,254

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect on Cash of Exchange Rate Changes	2	26,808

Net Change in Cash Balances	38,494	37,711
Cash balance, beginning of period	8,467	7,583
Cash balance, end of period	$46,961	$45,294

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2010 and 2009 and for the three and six month periods ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operation of the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

FINANCIAL RESULTS

Total Current Assets for the quarter ended June 30, 2010 was $448,961 compared to $546,567 for the fiscal period ending December 31, 2009. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets for the quarter ended June 30, 2010 was $94,476 compared to $87,944 for the fiscal period ending December 31, 2009. The increase is due primarily to increase in advances to employees.

Interest Income for the quarter ended June 30, 2010 was $ 1,890 compared to $4,170 for the same period of 2009. The decrease is due primarily to the decrease in interest rates during 2009 as well as the decreased balance in certificate of deposits.

Net Cash Consumed By Operating Activities for the quarter ended June 30, 2010 was $(90,508) compared to $(51,315) for the same period of 2009. The decrease is due primarily to the absense of Amanasu Water Corporation, of which ownership was transferred to Amanasu Techno Holdings with an agreement executed on April 27th, 2009.

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

Date: August 23, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer