Form 10-Q
period 2010-09-30
AMANASU ENVIRONMENT CORP
filed 2010-11-22
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 22, 2010.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED September 30, 2010

Part I

Item 1. Financial Statements

The Company's unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 10,213	$ 8,467
Certificates of deposit	312,000	536,000
Prepaid expense	-	2,100
Total current assets	322,213	546,567

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	22,891	21,560
Net fixed assets	2,968	4,299

Other Assets:
Advances to employees	55,000	50,000
Due from affiliate	41,829	37,944
Total other assets	96,829	87,944

Total Assets	$ 422,010	$ 638,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 5,339	$ 4,843
Accrued expenses	41,000	31,206
Taxes payable	11,389	10,332
Shareholder advance	956	867
Loan from affiliate	1,315	1,193
Deposits	751	681
Total current liabilities	60,750	49,122

Stockholders' Equity:
Common stock: authorized, 100,000,000 shares of
.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,707,483	4,707,483
Accumulated deficit	(4,459,301)	(4,228,816)
Accumulated other comprehensive income	77,564	75,507
	_________	________
Equity attributable to Amanasu Environment
Corporation	369,747	598,175
Noncontrolling interest	(8,487)	(8,487)
Net equity	361,260	589,688
Total Liabilities and Stockholders' Equity	$ 422,010	$ 638,810

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue	$ -	$ -
Expenses	232,732	89,743
Operating Loss	(232,732)	(89,743)

Other Income (Expenses):
Interest income	2,247	6,868
Other income	-	70,544

Net Loss	(230,485)	(12,331)

Net Loss Attributable to Noncontrolling Interest	-	(5,967)

Net Loss Attributable to Amanasu Environment Corporation	(230,485)	(18,298)
Other Comprehensive Loss:
Gain on foreign currency conversion	2,057	6,721

Total Comprehensive Loss:	$(228,428)	$(11,577)

Net Loss Per Share – basic and diluted	$ (.01)	$ -

Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue	$ -	$ -
Expenses	130,053	6,539
Operating Loss	(130,053)	(6,539)

Other Income (Expenses):
Interest income	357	2,698
Other income	-	451

Net Income (Loss)	(129,696)	(3,390)

Net Loss Attributable to Noncontrolling Interest	-	12

Net Loss Attributable to Amanasu Environment Corporation	(129,696)	(3,378)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	1,246	(20,087)

Total Comprehensive Loss	$(128,450)	$(23,465)

Net Loss Per Share – basic and diluted	$ -	$ -

Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net Loss	$(230,485)	$(18,298)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	1,331	1,331
Noncontrolling interest in subsidiary loss	-	5,967

Changes in assets and liabilities:
Increase in accounts and notes receivable	-	(7,005)
Increases in accrued expenses	9,794	3,999
Decrease in taxes payable	-	(3,574)
Increase in other liabilities	-	1,587
Net Cash Consumed By Operating Activities	(219,360)	(15,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	224,000	85,000
Decrease in investments	-	90,480
Increase in advances to employees	(5,000)	-
Increase in miscellaneous receivables	-	(93,196)
Net Cash Provided By Investing Activities	219,000	82,284

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short term loan	-	(24,230)
Net Cash Consumed By Financing Activities	-	(24,230)

Effect on Cash of Exchange Rate Changes	2,106	(35,044)

Net Change in Cash Balances	1,746	(7,017)
Cash balance, beginning of period	8,467	7,583
Cash balance, end of period	$ 10,213	$ 566

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of September 30, 2010 and 2009 and for the three and nine month periods ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations of the sine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

2.  SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during either of these.

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

FINANCIAL RESULTS

Total Current Assets for the quarter ended September 30, 2010 was $322,213 compared to $546,567 for the fiscal period ending December 31, 2009. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets for the quarter ended September 30, 2010 was $96,829 compared to $87,944 for the fiscal period ending December 31, 2009. The increase is due primarily to increase in advances to employees.

Interest Income for the quarter ended September 30, 2010 was $ 2,247 compared to $6,868 for the same period of 2009. The decrease is due primarily to the decrease in interest rates during 2009 as well as the decreased balance in certificate of deposits.

Net Cash Consumed By Operating Activities for the quarter ended September 30, 2010 was $(219,360) compared to $(15,993) for the same period of 2009. The decrease is due primarily to the absense of Amanasu Water Corporation, of which ownership was transferred to Amanasu Techno Holdings with an agreement executed on April 27th, 2009.

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

Date: November 22, 2010

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer