Form 10-K/A
period 2009-12-31
AMANASU ENVIRONMENT CORP
filed 2011-02-18
CIK 1142801

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of March 31, 2010.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received by Amanasu Environment Corporation.,from the Securities and Exchange Commission's Division of Corporation Finance in a letter dated December 29, 2010 ("Comment Letter") regarding our previously filed Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010 ("Form 10-K/A"). In accordance with the suggestions made in the Comment letter, in this amendment, Item 9a. "Controls and Procedures," beginning on page 20 of this Amendment, has been revised. Similarly, there has been a revision to Management's Annual Report on Internal Control Over Financial Reporting, which also appears on page 20 of this Amendment.

Furthermore, there are several corrections to the financial statements, which are described in Note 2 to the financial statements.

There are no changes to the Original Form 10-K/A other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K/A. Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Amanasu Environment Corporation to the filing of the Original Form 10-K.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR FISCAL YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

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

Liquidity and Capital Resources

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

(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in Stockholders'equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As detailed in Note 2 to the financial statements, factors were discovered which caused restatements of the financial statements for the years ended December 31, 2009 and December 31, 2008, and for the periods January 1, 2009 (date of commencement of development stage) to December 31, 2009

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
February 18, 2011
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

(Restated)

	2009	2008
ASSETS
Current Assets:
Cash	$ 8,467	$ 7,583
Certificates of deposit	536,000	696,000
Prepaid expense	2,100	-
Total current assets	546,567	703,583

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	21,560	19,785
Net fixed assets	4,299	6,074

Other Assets:
Investments	-	92,604
Employee advances	50,000	50,000
Due from affiliate	37,944	38,724
Total other assets	87,944	181,328

Total Assets	$ 638,810	$ 890,985

LIABILITIES AND Stockholders'EQUITY

Current Liabilities:
Accounts payable	$ 5,524	$ 45,762
Accrued expenses	21,206	6,775
Payroll and other taxes payable	10,332	8,547
Loans from affiliate	2,060	24,341
Total current liabilities	39,122	85,425

Stockholders' Equity:
Common stock: authorized 100,000,000 shares of .001 par
value; 44,000,816 issued and outstanding	44,001	44,001

Additional paid in capital	4,693,652	4,634,223
Accumulated deficit	(4,140,655)	(3,879,122)
Other comprehensive income	(348)	1,130

Total Amanasu Environment Corporation Stockholders'equity	596,650	800,232
Non controlling interest	3,038	5,328

Total Stockholders'equity	599,688	805,560
Total Liabilities and Stockholders'Equity	$ 638,810	$ 890,985

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2009 and 2008

(Restated)

	2009	2008	January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2009
Expenses	$(280,509)	$(610,114)	$(280,509)
Impairment of fixed assets	-	(66,285)	-
Impairment of investments	-	(79,703)	-
Operating loss	(280,509)	(756,102)	(280,509)

Other Income:
Interest income	10,120	28,671	10,120
Profit on sale of subsidiary	-	99,509	-
Miscellaneous revenue	-	1,315	-
Total other income	10,120	129,495	10,120

Loss from continuing operations	(270,389)	(626,607)	(270,389)
Loss from discontinued operations	-	(30,883)	-
Net loss	(270,389)	(657,490)	(270,389)
Net loss attributable to noncontrolling
interest	8,856	28,874	8,856
Net loss attributable to Amanasu
Environment Corporation	(261,533)	(628,616)	(261,533)
Other Comprehensive Income – Gain on foreign exchange
conversion	6,232	28,022	6,252
Total comprehensive loss	$(255,301)	$(600,594)	$(255,301)

Net loss per share –basic and diluted	($.01)	($.01)

Average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

(Restated)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2007	44,000,816	$44,001	$4,634,223	$(3,250,506)	$109	$34,100	$1,461,927
Net loss for period	-	-	-	(628,616)		(28,874)	(657,490)
Transfer on sale of subsidiary					(27,001)	(2,700)	(29,701)
Other comprehensive income	-	-	-	-	28,022	2,802	30,824

Balance, December 31, 2008	44,000,816	44,001	4,634,223	(3,879,122)	1,130	5,328	805,560
Net loss for period				(261,533)		(8,856)	(270,389)
Transfer on sale of subsidiary					6,232	623	6.855
Other comprehensive income			59,429		(7,710)	5,943	57,662

Balance, December 31, 2009	44,000,816	$44,001	$4,693,652	$(4,140,655)	$(348)	$3,038	$599,688

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

(Restated)

	2009	2008	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2009
CASH FLOWS FROM OPERATIONS
Net loss	$(270,389)	$(657,490)	$(270,389)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	1,775	39,138	1,775
Write down of machinery		66,285	-
Write down of investments	-	85,785	-
Write offs of bad debts	86,031	211,594	86,031
Profit on sale of subsidiary	-	(99,509)	-

Changes in current assets and
liabilities:
Decrease (increase) in notes and
accounts receivable	-	76,672	-
Decrease (increase) in prepaid
expenses	(2,100)	69,115	(2,100)
Decrease in raw materials	-	566	-
Increase in accounts payable	5,443	21,242	5,443
Increase (decrease) in payroll
and other taxes payable	3,958	(17,562)	3,958
Increase (decrease) in accrued
expenses	14,408	(84,910)	14,408

Net Cash Consumed By
Operating Activities	(160,874)	(289,074)	(160,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	160,000	75,000	160,000
Cash received on sale of subsidiary	-	148,898	-
Cash transferred on sale of subsidiary	(270)	-	(270)

Net Cash Provided By Investing Activities	159,730	223,898	159,730

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of shareholder loan	855	-	855
Advances from affiliate	1,175	23,642	1,175

Net Cash Provided By Financing Activities	2,030	23,642	2,030

Exchange Rate Effect on Cash	(2)	30,824	(2)
Net Change in Cash Balances	884	(10,710)	884
Balance, beginning of period	7,583	18,293	7,583

Balance, end of period	$ 8,467	$ 7,583	$ 8,467

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(Restated)

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

Balance Sheet
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Accrued Expenses	$ 31,206	$(10,000)(A)	$ 21,206
Total current liabilities	49,122	(10,000)	39,122
Additional paid in capital	4,707,483	(13,831)(C)	4,693,652
Accumulated deficit	(4,228,816)	88,161(D)	(4,140,665)
Other comprehensive income	75,507	(75,855)(E)	(348)
Total Amanasu Environment
Corporation Stockholders'		_________
equity	598,175	(1,525)	596,650
Noncontrolling interest	(8,487)	11,525(B)	3,038
Total Stockholders'equity	589,688	10,000	599,688
Total Liabilities and Stockholders'Equity	$ 638,810	$ -	$ 638,810

Statement of Operations
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Expenses	$(290,510)	$ 10,001(A)	$(280,509)
Operating loss	(290,510)	10,001	(280,509)
Loss from continuing operations	(280,389)	10,000	(270,389)
Minority interest in loss	8,856	(8,856)(B)	-
Net loss	(271,533)	1,144	(270,389)
Net loss attributable to noncontrolling interest	-	8,856(B)	8,856
Net loss attributable to Amanasu Environment Corporation	(271,533)	10,000	(261,533)
Other comprehensive income	20,957	(14,725)(E)	6,232
	$(250,576)	$ (4,725)	$(255,301)

Statement of Operations

January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2009.

This statement was erroneously omitted from the original filing.  It has now been included.

Statement of Operations
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Sales	$ 225,697	$(225,697)(F)	$ -
Cost of goods sold	(191,766)	191,766(F)	-
Gross profit	33,931	(33,931)(F)	-
Expenses	(675,755)	65,641(F)	(610,114)
Operating loss	(787,812)	31,710	(756,102)
Interest income	28,682	(11)(F)	28,671
Miscellaneous revenue	4,502	(3,187)(F)	1,315
Interest expense	(2,371)	2,371(F)	-
Total other income	130,322	(827)	129,495
Net loss before minority interest	(657,490)	30,883(F)	(626,607)
Loss from discontinued operations	-	(30,883)(F)	(30,883)
Minority interest in net loss	28,874	(28,874)(B)	-
Net loss	(628,616)	(28,874)	(657,490)
Net loss attributable to noncontrolling interest	-	28,874(B)	28,874
Net loss attributable to Amanasu Environment Corporation	(628,616)	-	(628,616)
Other comprehensive income	30,824	(2,802)(E)	28,022
Total comprehensive income	$ 597,792	$ (2,802)	$(600,594)

Changes in Stockholders' Equity
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Accumulated Deficit:
Opening balance	$(3,298,967)	$48,461(D)	$(3,250,506)
Ending balance	$(3,927,583)	$(48,461)	$(3,879,122)

Changes in Stockholders' Equity
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Comprehensive Income:
Opening balance	$ 53,427	$(53,318)(E)	$ 109
Provision of 2008	30,824	(2,802)(E)	28,022
Transfer upon sale of subsidiary	(29,701)	2,700(B)	(27,001)
Error in addition	29,700	(29,700)
Ending balance	$ 84,250	$(83,120)	$ 1,130

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Additional Paid in Capital:
Opening balance	$ 4,634,223	$ -	$4,634,223
Provision of 2009	$ 73,260	$13,831(C)	$ 59,429
Ending balance	$(4,707,483)	$ (13,831)	$4,693,652

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Accumulated Deficit:
Opening balance	$(3,927,583)	$ 48,461	$(3,879,122)
Net loss for period	(271,533)	10,000(A)	(261,533)
Error in addition	(29,000)	29,000	-
Ending balance	$(4,228,116)	$ 87,461	$(4,140,655)

Changes in Stockholders' Equity
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Other Comprehensive Income:
Opening balance	$ 84,250	$(83,120)(E)	$ 1,130
Gain for the period	20,957	(14,725)(E)	6,232
Transfer on sale of subsidiary	-	(7,710)(B)	(7,710)
Correction of addition error	(29,700)	29,700	-
Ending balance	$ 75,507	$ (75,855)	$ (348)

Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008
Noncontrolling interest
This statement was erroneously omitted from the original filing. It has now been included.

Statement of Cash Flows
Year Ended December 31, 2009

	Previously
	Reported	Adjustments	As Restated
Net loss	$(271,533)	$ 1,144	$(270,389)
Profit on sale of subsidiary	(8,856)	8,856	-
Decrease (increase) in prepaid expense	5,568	(7,668)	(2,100)
Increase in other payables	4,772	(4,772)	-
Increase in taxes payable	3,957	1	3,958
Increase in accounts payable	-	5,443	5,443
Increase in accrued expenses	16,469	(2,061)	14,408
Increase in deposits	671	(671)	-
Cash consumed by operating activities	(161,146)	272	(160,874)
Cash transferred on sale of subsidiary	-	(270)	(270)
Net cash provided by investor activities	160,000	(270)	159,730
Exchange rate effect on cash	-	(2)	(2)
Net change in cash balance	$ 884	$ -	$ 884

Statement of Cash Flows
Year Ended December 31, 2008

	Previously
	Reported	Adjustments	As Restated
Net loss	$(628,616)	$ (28,874)(B)	$(657,490)
Minority interest in losses	(28,874)	28,874(B)	-
Net cash consumed by operating activities	$(289,074)	$ 58,461	$ 289,074

Statement of Cash Flows
January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2009

This statement was erroneously omitted from the original filing. It has now been included.

(A)  An error was made in the calculation of accrued expenses.

(B)  In compliance with a recent pronouncement of the Financial Accounting Standards Board (FASB), the minority interest has been reclassified as noncontrolling interest.  In addition, the amount of the noncontrolling interest has been recalculated to be in compliance with the new standard.

(C)  The sale of common stock to a noncontrolling interest was incorrectly recorded.  That accounting has now been corrected.

(D)  Correction of the accounting for the noncontrolling interest (See (B), above) affected the accumulated deficit account.  In addition, the correction of the amount of accrued expenses caused a reduction in the balance of this account.

(E)  This account was also affected by the correction of the accounting for the noncontrolling interest.  In addition, there was an error in recording the 2009 sale of Amanasu Water Corporation which affected this account.

(F)  Amanasu Shinwa was sold in an arms length transaction during 2008.  The results of its 2008 operations up to the date of sale have been treated as a discontinued operation in the restatements.  Thus, sales, cost of sales, and gross profit have been eliminated, as have other income and expenses attributable to the sold company.  These have been combined and presented as loss from discontinued operations.

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(Restated)

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

(Restated)

3. RELATED PARTY TRANSACTIONS

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

4.  SALE OF SUBSIDIARY

On April 27, 2009, the Company sold its 100% ownership interest in Water to a corporation which is controlled by the Company president.  Consideration for the sale was 200,000 shares of the common stock of the buyer, Amanasu Techno Holdings Corporation (valued at approximately $10,000).  Since the transaction was with a company under common control, it was not accounted for as a sale, as provided by a pronouncement of the FASB.  Since the liabilities of Water exceeded its assets, the prescribed accounting for this transaction caused an increase in stockholders' equity of $57,662.

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

../../../Documents and Settings/Administrator.ADMIN-D8DA1C850/Local Settings/Temporary Internet Files/Content.Outlook/TRS54ICV/ae10k (2).htm - TableOfContents

5. INCOME TAXES (CONT'D)

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN
2010	$-	$-
2011	-	-
2012	-	302,911
2013	-	454,366
2014	-	240,805
2015	-	290,197
2016	-	97,415
2017	-	-
2018	-	-
2019	2,703	-
2020	51,086	-
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-

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

 (Blank Page)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 ("Exchange Act"). For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, and is appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2009, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009.

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

Item 14. Principal Accounting Fees and Services

1.       Audit Fees during 2009 and 2008 were $25,000.00 and $25,000.00 respectively.

2.       Audit Related Fees during 2009 and 2008 were $6,930.00 and $7,020.00 respectively.

3.       Caption Tax Fees during 2009 and 2008 were $690.00 and $675.00 respectively.

4.       All Other Fees during 2009 and 2008 were $-0- and $-0- respectively.

5.       N/A
(i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

6.       Not greater than 50% for 2008 and 2007.
If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Part IV

Item 15. Exhibits Financial Statement Schedules

a.       Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b.       Exhibit Listing

o    3(i)(a) Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).
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
February 18, 2011
Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

February 18, 2011
Director

AMANASU ENVIRON 123109 RESTATED/Y