Form 10-K/A
period 2009-12-31
AMANASU ENVIRONMENT CORP
filed 2011-04-14
CIK 1142801

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, shortly after December 31, 2009 we made a change in our internal control which is intended to avoid the problems necessitating this amended filing. There will now be a more systematic coordination  between the Company and its independent accountants which will allow a final review by the independent accountants before documents are filed with the Securities and Exchange Commission.

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