Form 10-K
period 2010-12-31
AMANASU ENVIRONMENT CORP
filed 2011-06-20
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2010
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

Current

During the fiscal year ended December 31, 2008, Chairman & Chief Executive Officer Atsushi Maki, set a 2 year capital raising goal of $30,000,000 to increase the Company's potential by entering into the NASDAQ global market. The Company's main objective has not changed for the coming fiscal year ending December 31, 2011.

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
Fiscal Year 2010
Common stock price per share:
High	$0.20	$0.20	$0.19	$0.19	$0.20
Low	$0.20	$0.10	$0.18	$0.10	$0.10
Fiscal Year 2009
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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan Of Operations

Amanasu Environment Corporation

The Company has 2 main objective's during the fiscal year ending December 31, 2011. The Company will continue in its goal to meet the capital objective of $30,000,000 by the end of 2011. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

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

Results of Operations

Total Current Assets for the fiscal year ended December 31, 2010 was $546,567 compared to $703,583 for the same period of 2009. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Total Current Liabilities for the fiscal year ended December 31, 2010 was $39,122 compared to $85,425 for the same period of 2009. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Sales for the fiscal year ended December 31, 2010 were $ 0.  Although the sales of the year ended December 31, 2009 are reported as zero, there are sales of $225,697 included in the calculation of Loss from Discontinued Operations.  These are sales of Amanasu Shinwa Corporation, which was sold during 2008.

Gross Profit for the years ended December 31, 2010 and 2009 was $ 0.  The amount of gross profit included in the calculation of Loss from Discontinued Operations was $33,931.

Expense for the year ended December 31, 2010 was $ (280,510) compared to $(610,114) for the same period of 2009. The decrease is due primarily to the absence of Amanasu Water Corporation and Amanasu Shinwa Corporation.

Impairment of fixed assets for the fiscal year ended December 31, 2010 was $ 0 compared to $(66,285) for the same period of 2009.  There were no fixed assets impaired during 2010.

Impairment of investments for the year ended December 31, 2010 was $ 0 compared to $(79,703) for the same period of 2009.  There were no investments impaired during 2010.

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
DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in Stockholders'equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As detailed in Note 2 to the financial statements, factors were discovered which caused restatements of the financial statements for the years ended December 31, 2010 and December 31, 2009, and for the periods January 1, 2009 (date of commencement of development stage) to December 31, 2010

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
June 20, 2011
Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

(Restated)

	2010	2009
ASSETS
Current Assets:
Cash	$ 8,467	$ 7,583
Certificates of deposit	536,000	696,000
Prepaid expense	2,100	-
Total current assets	546,567	703,583

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	21,560	19,785
Net fixed assets	4,299	6,074

Other Assets:
Investments	-	92,604
Employee advances	50,000	50,000
Due from affiliate	37,944	38,724
Total other assets	87,944	181,328

Total Assets	$ 638,810	$ 890,985

LIABILITIES AND Stockholders'EQUITY

Current Liabilities:
Accounts payable	$ 5,524	$ 45,762
Accrued expenses	21,206	6,775
Payroll and other taxes payable	10,332	8,547
Loans from affiliate	2,060	24,341
Total current liabilities	39,122	85,425

Stockholders' Equity:
Common stock: authorized 100,000,000 shares of .001 par
value; 44,000,816 issued and outstanding	44,001	44,001

Additional paid in capital	4,693,652	4,634,223
Accumulated deficit	(4,140,655)	(3,879,122)
Other comprehensive income	(348)	1,130

Total Amanasu Environment Corporation Stockholders'equity	596,650	800,232
Non controlling interest	3,038	5,328

Total Stockholders'equity	599,688	805,560
Total Liabilities and Stockholders'Equity	$ 638,810	$ 890,985

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2010 and 2009

(Restated)

	2010	2009	January 1, 2010(Date of Commencement of Development Stage) to December 31, 2010
Expenses	$(280,509)	$(610,114)	$(280,509)
Impairment of fixed assets	-	(66,285)	-
Impairment of investments	-	(79,703)	-
Operating loss	(280,509)	(756,102)	(280,509)

Other Income:
Interest income	10,120	28,671	10,120
Profit on sale of subsidiary	-	99,509	-
Miscellaneous revenue	-	1,315	-
Total other income	10,120	129,495	10,120

Loss from continuing operations	(270,389)	(626,607)	(270,389)
Loss from discontinued operations	-	(30,883)	-
Net loss	(270,389)	(657,490)	(270,389)
Net loss attributable to noncontrolling
interest	8,856	28,874	8,856
Net loss attributable to Amanasu
Environment Corporation	(261,533)	(628,616)	(261,533)
Other Comprehensive Income – Gain on foreign exchange
conversion	6,232	28,022	6,252
Total comprehensive loss	$(255,301)	$(600,594)	$(255,301)

Net loss per share –basic and diluted	($.01)	($.01)

Average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

(Restated)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2008	44,000,816	$44,001	$4,634,223	$(3,250,506)	$109	$34,100	$1,461,927
Net loss for period	-	-	-	(628,616)		(28,874)	(657,490)
Transfer on sale of subsidiary					(27,001)	(2,700)	(29,701)
Other comprehensive income	-	-	-	-	28,022	2,802	30,824

Balance, December 31, 2009	44,000,816	44,001	4,634,223	(3,879,122)	1,130	5,328	805,560
Net loss for period				(261,533)		(8,856)	(270,389)
Transfer on sale of subsidiary					6,232	623	6.855
Other comprehensive income			59,429		(7,710)	5,943	57,662

Balance, December 31, 2010	44,000,816	$44,001	$4,693,652	$(4,140,655)	$(348)	$3,038	$599,688

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

(Restated)

	2010	2009	January 1, 2010 (Date of Commencement of Development Stage) To December 31, 2010
CASH FLOWS FROM OPERATIONS
Net loss	$(270,389)	$(657,490)	$(270,389)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	1,775	39,138	1,775
Write down of machinery		66,285	-
Write down of investments	-	85,785	-
Write offs of bad debts	86,031	211,594	86,031
Profit on sale of subsidiary	-	(99,509)	-

Changes in current assets and
liabilities:
Decrease (increase) in notes and
accounts receivable	-	76,672	-
Decrease (increase) in prepaid
expenses	(2,100)	69,115	(2,100)
Decrease in raw materials	-	566	-
Increase in accounts payable	5,443	21,242	5,443
Increase (decrease) in payroll
and other taxes payable	3,958	(17,562)	3,958
Increase (decrease) in accrued
expenses	14,408	(84,910)	14,408

Net Cash Consumed By
Operating Activities	(160,874)	(289,074)	(160,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	160,000	75,000	160,000
Cash received on sale of subsidiary	-	148,898	-
Cash transferred on sale of subsidiary	(270)	-	(270)

Net Cash Provided By Investing Activities	159,730	223,898	159,730

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of shareholder loan	855	-	855
Advances from affiliate	1,175	23,642	1,175

Net Cash Provided By Financing Activities	2,030	23,642	2,030

Exchange Rate Effect on Cash	(2)	30,824	(2)
Net Change in Cash Balances	884	(10,710)	884
Balance, beginning of period	7,583	18,293	7,583

Balance, end of period	$ 8,467	$ 7,583	$ 8,467

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Item 14. Principal Accounting Fees and Services

1.       Audit Fees during 2010 and 2009 were $25,000.00 and $25,000.00 respectively.

2.       Audit Related Fees during 2010 and 2009 were $6,930.00 and $7,020.00 respectively.

3.       Caption Tax Fees during 2010 and 2009 were $690.00 and $675.00 respectively.

4.       All Other Fees during 2010 and 2009 were $-0- and $-0- respectively.

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
June 20, 2011
Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

June 20, 2011
Director

AMANASU ENVIRON 123110 /Y