Form 10-Q
period 2011-06-30
AMANASU ENVIRONMENT CORP
filed 2011-08-22
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-32905

AMANASU ENVIROMENT CORPRATION

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date: 44,000,816 as of  August 23, 2010.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month and six month periods ended June 30, 2011 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets:
Cash	$624	$11,876
Certificate of deposit	122,000	267,000
Total current assets	122,6124	278,876

Fixed Assets:
Machinery and equiment	25,859	25,859
Less, accumulated depreciation	24,223	23,335
Net fixed assets	1,636	2,524

Other Assets:
Advances to employees	5,000	5,000
Advances to affiliates	96,475	42,917
Total other assets	101,475	47,917

Total Assets	$225,735	$329,317

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$28,756	$-
Accrued expenses	4,461	33,013
Taxes payable	19,237	19,104
Shareholder advance	2,346	2,330
Deposits	776	771
Total current liabilities	55,576	55,218

Stockholders' Equity:
Common stock: authorized 100,000,000 shares of .001
par value; 44,000,816 shares issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Accumulated deficit	(4,571,701)	(4,467,656)
Accumulated other comprehensive income	1,638	1,543

Equity attributable to Amanasu Environment Corporation	167,590	271,540
Noncontrolling interest	2,569	2,559
Total stockholders’ equity	170,159	274,099
Total Liabilities and Stockholders’ Equity	$225,735	$329,317

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Month Periods Ended June 30, 2011 and 2010

(Unaudited)

		2011		2011
Revenue	$		$
Expenses		(104,379)		(102,679)
Operating Loss		(104,379)		(102,679)

Other Income:
Interest income		333		1,890

Net Loss		(104,046)		(100,789)

Net Loss Attributable to Noncontrolling Interest		1		-

Net Loss Attributable to Amanasu Environment Corporation		(104,045)		(100,789)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion		95		811

Total Comprehensive Loss		$(103,950)		$(99,978)

Net Loss Per Share – basic and diluted		$-		$-
Weighted average number of shares outstanding		44,000,816		44,000,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2011 and 2010

(Unaudited)

		2011		2011
Revenue	$		$
Expenses		(65,660)		(31,985)
Operating Loss		(65,660)		(31,985)

Other Income:
Interest income		122		374

Net Loss		(65,538)		(31,611)

Net Loss Attributable to Noncontrolling Interest		1		-

Net Loss Attributable to Amanasu Environment Corporation		(65,537)		(31,611)
Other Comprehensive Loss:
Gain on foreign currency conversion		1,879		813

Total Comprehensive Loss		$(63,658)		$(30,798)

Net Loss Per Share – basic and diluted		$-		$-
Weighted average number of shares outstanding		44,000,816		44,000,816

These statements should be read in conjunction with the year-end financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2011 and 2010

(Unaudited)

	2011	2011
CASH FLOWS FROM OPERATIONS:
Net loss	$(104,045)	$(100,789)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	888	887
Non controlling interest in subsidiary loss	1	-

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(28,552)	7,294
Increase in accounts payable	28,756	-
Decrease in prepaid expenses	-	2,100
Net Cash Consumed By Operating Activities	(102,952)	(90,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	145,000	134,000
Advance to employee	-	(5,000)
Advances to affiliates	(53,558)	-
Net Cash Provided By Investing Activities	91,442	129,000

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect on Cash Exchange Rate Changes	258	2

Net Change in Cash Balances	(11,252)	38,494
Cash balance, beginning of period	11,876	8,467
Cash balance, end of period	$624	$46,961

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of June 30, 2011 and 2010 and for the three and six month periods ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations of the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2010.

2.  SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented.  In addition, there were no non-cash investing or financing activities during these periods.

3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2011, and a record of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  EXPENSES

Major items included in expense are presented below.

	Six Month Periods		Three Month Periods
	2011	2010	2011	2010
Consulting Fees	$32,600	$26,300	$26,300	$6,300
Travel	24,951	22,103	12,657	4,811
Rent	36,481	38,698	19,800	18,600

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

Current

During the fiscal year ended December 31, 2008, Chairman & Chief Executive Officer Atsushi Maki, set a 2 year capital raising goal of $30,000,000 to increase the Company's potential by entering into the NASDAQ global market. The Company's main objective has not changed for the year ending December 31, 2010.

Aside from capital raising efforts, the company continues to support Amanasu Maritech Corporation, in development and required regulatory approval for a Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritech Corporation are currently working through the approval process of this type of product with  Japanese regulatory bodies. Also required documentation and translations are being prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. The Company also continues to look for partners and interested parties to further develop existing business' and technologies acquired by Amanasu Maritech Corporation, the Company's subsidiary.

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

The Company is concentrating its efforts on the activities of Amanasu Maritech Corporation, and as a result will not currently put further resources into other activities.

PRODUCTS

Currently the Company is supporting Amanasu Maritech Corporation in development and required regulatory approval for a Commercial Cargo Ship Ballast Water Purification System. No licensing agreements with partners have been made at this time, as the Company is also in the process of raising capital for this project. Currently the company is negotiating with its partners for a world wide manufacturing and sales agreement. The Company cannot guarantee if the negotiations will succeed.

PLAN OF OPERATION

The Company has 2 main objective's during the fiscal year ending December 31, 2010. The Company will continue in its goal to meet the capital objective of $30,000,000 by the end of 2010. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

In addition to being an air purifying system, Seems' DAA effectively removes up to 91% of air pollutants such as ammonia, and by products of cigarette smoke. It also provides odor neutralization , and air-borne anti-bacterial effects. Seems has also developed a scent-particle sensor, which is programmable to detect certain scent particles. This sensor is 1000 times more sensitive than even a dogs sense of smell. This scent detection system can be applied in fields such cancer detection. All diseases carry a scent profile that is undetectable by the human senses. Seems's sensor is able to detect these scent profiles and display the digitized scent data.

With uncertainty in the amount of time taken to obtain approval from the FDA for various technologies by Seems Inc, the Company decided to begin a new project in the Food/Beverage industry, specifically Franchise management under the new leadership of Yukinori Yoshino, who was appointed President of the Company as of October 16th, 2007; however, due to personal reasons unrelated to the Company, Mr. Yoshino stepped down as President as of May 11, 2009, with the Chairman Mr. Atsushi Maki assuming the position of Chief Executive Officer.

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

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures: $100,000 in annual salaries for office personnel, office expenses and travel: $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. The Company does not have sufficient cash on hand to support its overhead for the next 12 monthsand has no material commitments for capital at this time other than the possibility of shareholder loans. The Company and/or Amanasu Maritek will need to issue and sell shares to gain capital for operations.

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

Date: August 22, 2011

/s/ Atsushi Maki

Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer