Form 10-Q/A
period 2011-06-30
AMANASU ENVIRONMENT CORP
filed 2011-09-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of August 22, 2011.

This Form 10-Q/A is filed solely to provide XBRL data files.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Environment Corporation

Date: September 14, 2011

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer