Form 10-Q
period 2011-09-30
AMANASU ENVIRONMENT CORP
filed 2011-11-14
CIK 1142801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-32905

AMANASU ENVIRONMENT CORPORATION
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

Yes	X	No	___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting copany" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	___	No	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	___	No	___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of November 9, 2011.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month and six month periods ended September 30, 2011 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$118,098	$11,876
Certificates of deposit	72,000	267,000
Total current assets	190,098	278,876

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	24,666	23,335
Net fixed assets	1,193	2,524

Other Assets:
Advances to employees	5,000	5,000
Advances to affiliates	98,935	42,917
Total other assets	103,935	47,917

Total Assets	$295,226	$329,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,933	$33,013
Taxes payable	20,332	19,104
Shareholder advance	2,479	2,330
Other advance	121,364
Deposits	820	771
Total current liabilities	152,928	55,218

Stockholders' Equity:
Common stock: authorized, 100,000,000 shares of .001 par value; 44,000,816 shares issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Accumulated deficit	(4,599,335)	(4,467,656)
Accumulated other comprehensive income	2,059	1,543
Equity attributable to Amanasu Environment Corporation	140,377	271,540
Noncontrolling interest	1,921	2,559
Total stockholders’ equity	142,298	274,099
Total Liabilities and Stockholders' Equity	$295,226	$329,317

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue	$-	$-
Expenses	(28,383)	(130,053)
Operating Loss	(28,383)	(130,053)

Other Income:
Interest income	62	357

Net Loss	(28,321)	(129,696)

Net Loss Attributable to Noncontrolling Interest	687	-

Net Loss Attributable to Amanasu Environment Corporation	(27,634)	(129,696)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	421	1,246

Total Comprehensive Loss	$(27,213)	$(128,450)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue	$-	$-
Expenses	(132,762)	(232,732)
Operating Loss	(132,762)	(232,732)

Other Income:
Interest income	395	2,247

Net Loss	(132,367)	(230,485)

Net Loss Attributable to Noncontrolling Interest	688	-

Net Loss Attributable to Amanasu Environment Corporation	(131,679)	(230,485)
Other Comprehensive Income:
Gain on foreign currency conversion	516	2,057

Total Comprehensive Loss	$(131,163)	$(228,428)

Net Loss Per Share - basic and diluted	$-	$(.01)
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATIONS:
Net loss	$(131,679)	$(230,485)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	1,331	1,331
Noncontrolling interest in subsidiary loss	(688)	-

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(25,435)	9,794
Increase in other advance	115,165	-
Net Cash Consumed By Operating Activities	(41,306)	(219,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	195,000	224,000
Advance to employee	-	(5,000)
Advances to affiliates	(53,260)	-
Net Cash Provided By Investing Activities	141,740	219,000

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect on Cash of Exchange Rate Changes	5,788	2,106

Net Change in Cash Balances	106,222	1,746
Cash balance, beginning of period	11,876	8,467
Cash balance, end of period	$118,098	$10,213

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of September 30, 2011 and 2010 and for the three and  nine month periods ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations of the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit at September 30, 2011, and a record of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  EXPENSES

Major items included in expense are presented below.

	NINE MONTH PERIODS		THREE MONTH PERIODS
	2011	2010	2011	2010
Consulting fees	$32,600	$28,900	$-	$2,600
Travel	41,462	44,886	16,511	22,783
Rent	41,913	29,599	5,432	-

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2010.

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

Current

During the fiscal year ended December 31, 2008, Chairman & Chief Executive Officer Atsushi Maki, set a future capital raising goal of $30,000,000 to increase the Company's potential by entering into the NASDAQ global market. The Company's main objective has not changed for the coming fiscal year ending December 31, 2011.

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

The Company is concentrating its efforts into Amanasu Maritech Corporation, and as a result will not put further resources into Amanasu Maritech Corporation's child companies Amanasu Echo Frontier, Amanasu Energy, Petstyle, Amanasu Project Support, and BJSS during the fisical year ending December 31, 2011.

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

The Company has 2 main objective's during the fiscal year ending December 31, 2011. The Company will continue in its goal to meet the capital objective of $30,000,000 in the near future. Currently the company is exploring various potential investment partners in Japan, as well as China and Korea. The Company cannot predict whether it will be successful with its objective. The Company

Secondly the company will support Amanasu Maritech Corporation's efforts on entering into marine technologies. The Company will assist an approximately 24 month design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritech Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

FINANCIAL RESULTS

Total Current Assets for the quarter ended September 30, 2011 was $190,098 compared to $278,876 for the fiscal period ending December 31, 2010. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets for the quarter ended September 30, 2011 was $103,935 compared to $47,917 for the fiscal period ending December 31, 2010. The increase is due primarily to increase in advances to employees.

Interest Income for the quarter ended September 30, 2011 was $ 62 compared to $ 357 for the same period of 2010. The decrease is due primarily to the decrease in interest rates during 2010 as well as the decreased balance in certificate of deposits.

Net Cash Consumed By Operating Activities for the quarter ended September 30, 2011 was $(41,306) compared to $(219,360) for the same period of 2010. The decrease is due primarily to the absense of Amanasu Water Corporation, of which ownership was transferred to Amanasu Techno Holdings with an agreement executed on April 27th, 2009.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Environment Corporation

Date: November 9, 2011

/s/ Atsushi Maki
Atsushi Maki

Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer