Form 10-K
period 2011-12-31
AMANASU ENVIRONMENT CORP
filed 2012-04-12
CIK 1142801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.02 par value

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter)  not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last day of the registrant’s most recently completed second quarter, was $162,846.32.
As of April 10, 2012 the registrant had 44,000,816 shares of Common Stock, par value $0.02 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMANASU ENVIRONMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include forward looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Item 1A. Risk Factors") are disclosed below in the Item 1A. Risk Factors section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

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

Current

During the recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2012.

Aside from capital raising efforts, the Company has been supporting Amanasu Maritech Corporation, in development and required regulatory approval for the Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritech Corporation have been working through the approval process of this type of product with the Japanese regulatory bodies. Also, required documentation, and translations have been prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. So far, the Company has been unable to obtain approval for the Commercial Cargo Ship Ballast Water Purification System. In adhering to the guidelines set by the IMO and the Japanese Ministry of Land, Infrastructure, Transport and Tourism, the Company needs to collaborate with a shipbuilding company to conduct experiments and tests, requiring 2-3 years and a minimum budget of $10,000,000. Due to a lack of resources, the Company is currently seeking partners who are interested in developing such businesses and technologies acquired by Amanasu Maritech Corporation, the Company's child company.

Furthermore, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritech Corporation. Following the Great East Japan Earthquake, approximately 1 million houses need to be rebuilt, causing wood to be in high demand. Also, the Japanese Government currently subsidizes new firms entering the reforestation industry, giving the Company an opportunity to enter an industry that is reflective of its vision.

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

The Company is concentrating its efforts into Amanasu Maritech Corporation, and as a result will not put further resources into Amanasu Maritech Corporation's child companies Amanasu Echo Frontier, Amanasu Energy, Petstyle, Amanasu Project Support, and BJSS during the fisical year ending December 31, 2012.

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

Management

The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of thebusiness affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2013. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934. In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2011
Common stock price per share:
High	$0.02	$0.02	$0.02	$0.02	$0.02
Low	$0.02	$0.02	$0.02	$0.02	$0.02
Fiscal Year 2010
Common stock price per share
High	$0.20	$0.20	$0.19	$0.19	$0.20
Low	$0.20	$0.10	$0.18	$0.10	$0.10

Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan Of Operations

Amanasu Environment Corporation

The Company has 3 main objectives during the fiscal year ending December 31, 2012. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Secondly the Company will continue to support Amanasu Maritech Corporation's efforts on entering into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritech Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Thirdly, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritech Coporation. The Company must first reach an agreement with the relevant government agencies in Japan. The Company intends to focus on the prefectures of Miyagi, Iwate and Niigata and begin operations within 12 months. The Company cannot predict whether it will be successful with its objective.

Results of Operations

Total Current Assets for the fiscal year ended December 31, 2011 was $41,193compared to $278,876for the same period of 2010. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Total Current Liabilities for the fiscal year ended December 31, 2011 was $57,585 compared to $55,218 for the same period of 2010. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Sales for the fiscal year ended December 31, 2011 were $ 0 compared to $ 0 for the same period of 2010. Although the sales of the year ended December 31, 2009 are reported as zero, there are sales of $225,697 included in the calculation of Loss from Discontinued Operations. These are sales of Amanasu Shinwa Corporation, which was sold during 2008.

Expense for the year ended December 31, 2011 was $ (188,964) compared to $(330,224) for the same period of 2009. The decrease is due primarily to the absence of Amanasu Water Corporation and Amanasu Shinwa Corporation.

Impairment of fixed assets for the fiscal year ended December 31, 2011 was $ 0 compared to $ 0 for the same period of 2010. There were no fixed assets impaired during 2011.

Impairment of investments for the year ended December 31, 2011 was $ 0 compared to $ 0 for the same period of 2010. There were no investments impaired during 2011.

Liquidity and Capital Resources

Cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures; $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. The Company has sufficient cash on hand to support its overhead for the next 12 months but no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritech will need to issue and sell shares to gain capital for operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (A Development Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey

ROBERT G. JEFFREY, Certified Public Accountants
April    , 2011

Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash	$9,193	$11,876
Certificates of deposit	32,000	267,000
Total current assets	41,193	278,876

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,110	23,335
Net fixed assets	749	2,524

Other Assets:
Employee advance	2,900	5,000
Due from shareholder	43,799	42,917
Due from officer	54,681	-
Total other assets	101,380	47,917

Total Assets	$143,322	$329,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short term loans	$14,212	$-
Accounts payable	6,297	6,249
Accrued expenses	9,131	27,535
Payroll and other taxes payable	27,945	19,104
Loans from shareholder	-	2,330
Total current liabilities	57,585	55,218

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(775,154)	(588,599)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated deficit	83,377	269,932
Accumulated other comprehensive income	1,930	1,755

Total Amanasu Environment Corporation Stockholders' Equity	85,307	271,687
Non controlling interest	430	2,412
Total Stockholders' equity	85,737	274,099
Total Liabilities and Stockholders' Equity	$143,322	$329,317

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2011 and 2010

	2011	2010	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2011
Expenses	$188,964	$330,224	$799,697
Operating loss	(188,964)	(330,224)	(799,697)

Other Income:
Interest income	427	2,532	13,079
Net loss	(188,537)	(327,692)	(786,618)
Net loss attributable to noncontrolling interest	1,982	626	11,464
Net loss attributable to
Amanasu Environment Corporation	(186,555)	(327,066)	775,154
Other Comprehensive Income -
Gain on foreign exchange conversion	175	2,103	8,510
Total comprehensive loss	$(186,380)	$(324,963)	$(766,644)
Net loss per share – basic and diluted	$-	$(.01)
Average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010

					Deficit
					Accumulated	Accumulated
			Additional		Prior To	Other
	Common Stock		Paid In	Accumulated	Development	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Stage	Income	Interest	Total
Balance, December 31,2009	44,000,816	$44,001	$4,693,652	$(261,533)	$(3,879,122)	$(348)	$3,038	$599,688
Net loss for year				(327,066)			(626)	(327,692)
Other comprehensive income						2,103		2,103

Balance, December 31, 2010	44,000,816	44,001	4,693,652	(588,599)	(3,879,122)	1,755	2,412	274,099
Net loss for year				(186,555)			(1,982)	(188,537)
Other comprehensive income						175		175

Balance, December 31, 2011	44,000,816	$44,001	$4,693,652	$(775,154)	$(3,879,122)	$1,930	$430	$85,737

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2011
CASH FLOWS FROM OPERATIONS
Net loss	$(188,537)	$(327,692)	$(786,618)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	1,775	1,775	5,325
Write offs of bad debts	-	50,000	136,031

Changes in current assets and liabilities:
Decrease in prepaid expenses	-	2,100	-
Increases in accounts payable	48	-	5,491
Increases in payroll and other taxes payable	8,841	6,891	19,690
Increases (decrease) in accrued expenses	(18,404)	6,328	2,332
Decrease (Increase) in employee loans	2,100	(5,000)	(2,900)

Net Cash Consumed By Operating Activities	(194,177)	(265,598)	(620,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	235,000	269,000	664,000
Cash transferred on sale of subsidiary	-	-	(270)

Net Cash Provided By Investing Activities	235,000	269,000	663,730

CASH FLOWS FROM FINANCING ACTIVITIES
Short term loans	14,212	-	14,212
Officer loans	(68,635)	-	(68,635)
Officer repayments	13,954	-	14,809
Repayment of shareholder advances	(2,330)	-	(2,330)
Advances to shareholder	(882)	-	(882)
Advances from affiliate	-	-	1,175

Net Cash Consumed By Financing Activities	(43,681)	-	(41,651)

Exchange Rate Effect on Cash	175	7	180
Net Change in Cash Balances	(2,683)	3,409	1,610
Balance, beginning of period	11,876	8,467	7,583

Balance, end of period	$9,193	$11,876	$9,193

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.

Business

On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan. On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (Holdings), which is located in Tokyo, Japan. Holdings made investments in five other Japanese companies during 2005. The investee companies were involved in a variety of businesses.

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

On July 1, 2008, the Company sold its equity interest in Shinwa to the president of Shinwa for cash. On the same day, Holdings sold its equity interest in Shinwa to the president of Shinwa for a cash payment and the right to collect a debt that was owed to Shinwa by a corporation controlled by the Company president.

The Company is actively seeking investment capital and investments in new businesses.  Its subsidiary, Amanasu Holdings, Inc. has been renamed Amanasu Maritek Corporation.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1. ORGANIZATION AND BUSINESS (CONT'D)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. There were no expenditures for advertising  during either of the periods reported.

Segment Reporting

Management treats the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2011.

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

Recent Accounting Pronouncements

The Company does not expect recent accounting pronouncements to have a material effect on its financial position, results of operations or cash flows.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

3. RELATED PARTY TRANSACTIONS

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by the Company president. This arrangement is on a month to month basis. Until 2006, the two companies shared the cost of operating these offices. There has been no cost sharing since 2006, as the other company is largely inactive.

During 2007 and 2008 the principal shareholder of the Company, Amanasu Corporation made advances to the Company totaling $6,257.  In 2008 as a part of a debt settlement related to the sale of Amanasu Shinwa Corporation (Note 1), the Company became indebted to Amanasu Corporation in the amount of $50,056, leaving a balance of $43,799.

During 2011 the Company made an advance to its CEO, Atsushi Maki, in the amount of $53,260.  In addition, short term advances for travel expenses were made to Mr. Maki in the amount of $15,375.  Repayments in the amount of $13,954 were made during the year, leaving a balance of $1,421.  This was repaid in January of 2012.  The total owed to the Company by Mr. Maki at December 2011 was $54,681.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

4.  INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The Japanese Tax Code permits such carryforwards for a period of seven years.  The total of these NOL's at December 31, 2011 was $1,414,386 in Japan and $3,038,697 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2011 by $56,015 in the U.S., and by $6,541 in Japan, the result of adding the potential benefit of 2011 losses.

	U.S.	JAPAN
Deferred Tax Assets	$1,033,181	$424,316
Valuation Allowance	1,033,181	424,316
Balance Recognized	$-	$-

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

4. INCOME TAXES (CONT'D)

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN
2012	$-	$302,911
2013	-	454,366
2014	-	240,805
2015	-	290,197
2016	-	97,415
2017	-	6,888
2018	-	21,804
2019	2,703	-
2020	51,086	-
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-
2031	166,733	-

5. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia and New York City, under month to month arrangements, and in Tokyo under a lease which expires in February 2012. During 2011 and 2010, the Company incurred rent expense of $66,330 and $51,649, respectively.  Lease payments are due in 2012 under the Tokyo lease in the amount of $6,718.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during 2011 or 2010.  There were no non-cash financing or investing activities during either of these years.

7. GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has little working capital, has an accumulated deficit of $4,654,276, and presently does not have the resources to accomplish its objectives during the next twelve months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

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

Name	Age	Directors / Officers Since	Position
Atsushi Maki	63	1999	Chairman & Chief Executive Officer
Lina Lei	50	1999	Secretary

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

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Technologies Corporation.

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

Item 11. Executive Compensation

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31,2009, 2008, 2007, and 2006 respectively:

Compensation Summary
	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)
Atsushi Maki (Chairman, President)	2011	-0-	-0-	-0-
	2010	-0-	-0-	-0-
	2009	-0-	-0-	-0-
	2008	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2011	-0-	-0-	20,000
	2010	-0-	-0-	20,000
	2009	-0-	-0-	20,000
	2008	-0-	-0-	20,000

(2). Ms. Lei received salary compensation in the form of 312,500 shares of common stock of the Company for the period from November 1999 through fiscal 2001. The shares were valued at $0.01 per share. Of the total amount of shares, 24,100 shares were allocated for fiscal 1999, with the balance allocated equally between 2000 and 2001. In 2011, Ms. Lei received $20,000 in exchange for consulting services performed for the Company.

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

Item 12. Security Ownership of Certain benficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 15, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,000,816 shares of common stock of the Company which are issued and outstanding as of March 31, 2011. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

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

Item 14. Principal Accounting Fees and Services

1. Audit Fees during 2011 and 2010 were $25,000.00 and $25,000.00 respectively.

2. Audit Related Fees during 2011 and 2010 were $5,485.00 and $6,930.00 respectively.

3. Caption Tax Fees during 2011 and 2010 were $690.00 and $690.00 respectively.

4. All Other Fees during 2011 and 2010 were $-0- and $-0- respectively.

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

b. Exhibit Listing

3(i)(a)	Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).

3(i)(b)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).

3(i)(c)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company's Form 10-KSB filed on March 31, 2003).

3(ii)(a)	Amended and Restated By - Laws of the Company (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).

10(i)	Agreement between Family Corporation and the Company dated December 15, 1999. (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).

10(ii)	License agreement between the Company and Masaichi Kikuchi dated June 8, 2000. (Incorporated by reference to the Company's Form 10-SB filed on June 20,2001).

10(iii)	Technical Consulting Agreement the Company and Masaichi Kikuchi dated June 9, 2001. (Incorporated by reference to the Company's Form 10-SB filed on June 20, 2001).

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

10(vii)	Stock Purchase Agreement dated May 14, 2003 by and between the Company and Jipangu, Inc.

10(viii)	Desalination License Agreement made as of May 30, 2003 by and between the Company Etsuro Sakagami. (Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2003).

31	Certification under Section 906 of the Sarbanes-Oxley Act.

32	Certification under Section 906 of the Sarbanes-Oxley Act.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amanasu Environment Corporation

/s/ Atsushi Maki

April 10, 2012

Chairman & Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki

April 10, 2012

Director