Form 10-Q
period 2012-03-31
AMANASU ENVIRONMENT CORP
filed 2012-05-21
CIK 1142801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2012 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ended December 31, 2012

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS

Current Assets:
Cash	$17,176	$9,193
Certificates of deposit	22,000	32,000
Prepaid expenses	2,800	-
Total current assets	41,976	41,193

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,554	25,110
Net fixed assets	305	749

Other Assets:
Employee advance	2,900	2,900
Due from shareholder	41,206	43,799
Due from officer	14,630	54,681
Total other assets	58,736	101,380

Total Assets	$101,017	$143,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short term loans	$13,371	$14,212
Accounts payable	5,485	6,297
Accrued expenses	9,354	9,131
Payroll and other taxes payable	26,291	27,945
Total current liabilities	54,501	57,585

Stockholders' Equity:

Common stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(814,160)	(775,154)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Sub-Total	44,371	83,377
Accumulated other comprehensive income	2,704	1,930

Total Amanasu Environment Corporation stockholders’ equity	47,075	85,307
Non controlling interest	(559)	430

Total stockholders’ equity	46,516	85,737
Total Liabilities and Stockholders’ Equity	$101,017	$143,322

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31,
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2012
Revenue	$-	$-	$-
Expenses	(40,006)	(38,719)	(839,703)
Operating Loss	(40,006)	(38,719)	(839,703)

Other Income:
Interest income	11	211	13,090

Net Loss	(39,995)	(38,508)	(826,613)

Net Loss Attributable to Noncontrolling Interest	989	-	12,453

Net Loss Attributable to Amanasu Environment Corporation	(39,006)	(38,508)	(814,160)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(774)	(66)	7,736

Total Comprehensive Loss	$(39,780)	(38,574)	$(806,424)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2012
CASH FLOWS FROM OPERATIONS:
Net loss	$(39,995)	$(38,508)	$(826,613)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	444	444	5,769
Write offs of bad debts	-	-	136,031

Changes in assets and liabilities:
Increase in prepaid expense	(2,800)	-	(2,800)
(Decrease) increase in accounts payable and accrued expenses	(589)	(26,199)	7,234
(Decrease) increase in taxes payable	(1,654)	-	18,036
Increase in other advance	-	771	-
Increase in employee loans	-	-	(2,900)

Net Cash Consumed By Operating Activities	(44,594)	(63,492)	(665,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	10,000	120,000	674,000
Officer loans	-	-	(68,635)
Officer repayments	40,051	-	54,860
Advances to shareholder	-	-	(3,212)
Advances from shareholder	2,593	-	2,593
Advances from affiliate	-	-	1,175
Net Cash Provided By Investing Activities	52,664	120,000	660,511

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loans	-	-	14,212
Net Cash Provided By Finance Activities	-	-	14,212

Effect on Cash of Exchange Rate Changes	(67)	(7)	113

Net Change in Cash Balances	7,983	56,501	9,593
Cash balance, beginning of period	9,193	11,876	7,583
Cash balance, end of period	$17,176	$68,377	$17,176

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiary ("the Company") as of March 31, 2012 and 2011 and for the three month periods ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations of the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2011.

2.  SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented.  In addition, there were no non-cash investing or financing activities during these periods.

3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit at March 31, 2012, and a record of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS
	2012	2011
Consulting fees	$-	$6,300
Travel	13,487	12,204
Rent	19,259	19,681

5.  RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2012 the Company received payment totaling $38,630 of the amount due from an officer of the Company.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2011.

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

Aside from capital raising efforts, the company continues to support Amanasu Maritech Corporation in development and required regulatory approval for Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritech Corporation are currently working through the approval process of this type of product with the Japanese regulatory bodies. Also required documentation, and translations are being prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. The Company also continues to look for partners and interested parties to further develop existing business' and technolgies acquired by Amanasu Maritech Corporation, the Company's child company.

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

PRODUCTS

Currently the Company is supporting Amanasu Maritech Corporation in development and required regulatory approval for a Commercial Cargo Ship Ballast Water Purification System. No licensing agreements with partners have been made at this time, as the Company is also in the process of raising capital for this project. Currently the company is negotiating with its partners for a worldwide manufacturing and sales agreement. The Company cannot guarantee if the negotiations will succeed, or

PLAN OF OPERATION

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

FINANCIAL RESULTS

Total Current Assets as of March 31, 2012 was $41,976, compared to $41,193 as of December 31, 2011. The increase is primarily due to a repayment of $38,630 by a company officer.

Total Other Assets as of March 31, 2012 was $58,736, compared to $101,380 as of December 31, 2011. The decrease is due primarily to the receipt of repayments of advances to an officer of the Company.

Interest Income for the quarter ended March 31, 2012 was $ 11, compared to $ 211 for the same period of 2011. The decrease is due primarily to the decrease in interest rates during 2010 as well as the decreased balance in certificates of deposit.

The net loss for the three month period ended March 31, 2012 was $39,995, compared to $38,508 for the same period of 2011.  The increased loss is primarily due to an increase in travel and office expense with a decrease in consulting fees.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

Exhibit 31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Date: May 18, 2012

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer