Form 10-K/A
period 2010-12-31
AMANASU ENVIRONMENT CORP
filed 2012-07-24
CIK 1142801

10-K/A 1 ae123110.htm

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

(A Development Stage Company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,000,816 as of March 31, 2010.

The purpose of this Amendment of Form 10-K is to correct the financial statements of the year ended December 31, 2010 included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 ("Form 10-K").  Similarly, there has been a revision to Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on page 6 of this Amendment.

There are no changes to the original Form 10-K other than those outlined above.  Except as required to reflect the changes noted above, this Amendment on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our original Form 10-K. Furthermore, this Amendment on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Amanasu Environment Corporation to the filing of the original Form 10-K.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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

Results of Operations

Total Current Assets for the fiscal year ended December 31, 2010 was $ 278,876 compared to $ 546,567 for the same period of 2009. The decrease is due primarily to transfers of funds from Certificate of Deposits to Expense Accounts and use of those funds for operational expenses.

Total Current Liabilities for the fiscal year ended December 31, 2010 was $55,218 compared to $39,122 for the same period of 2009.

Sales for the fiscal year ended December 31, 2010 were $ 0. Sales of the year ended December 31, 2009 were also zero.

Gross Profit for the years ended December 31, 2010 and 2009 was $ 0.

Expense for the year ended December 31, 2010 was $ 330,524 compared to $ 280,509 for the same period of 2009. The decrease is due primarily to the absence of Amanasu Water Corporation.

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
(Restated)

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

As detailed in Note 3 to the financial statements, factors were discovered which caused restatements of the financial statements for the year ended December 31, 2010 and for the period January 1, 2009 (date of commencement of development stage) to December 31, 2010

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries        (a Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Jeffrey & Company

Jeffrey & Company, Certified Public Accountants
July 13, 2012

Wayne, New Jersey

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010 (Audited) (Restated)	2009 (Audited)
ASSETS
Current Assets:
Cash	$11,876	$8,467
Certificates of deposit	267,000	536,000
Prepaid expense	-	2,100
Total current assets	278,876	546,567

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	23,335	21,560
Net fixed assets	2,524	4,299

Other Assets:
Employee advances	5,000	50,000
Due from affiliate	42,917	37,944
Total other assets	47,917	87,944

Total Assets	$329,317	$638,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,249	$5,524
Accrued expenses	27,535	21,206
Payroll and other taxes payable	19,104	10,332
Loans from affiliate	2,330	2,060
Total current liabilities	55,218	39,122

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par
value; 44,000,816 issued and outstanding	44,001	44,001

Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(588,599)	(261,533)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Other comprehensive income	1,755	(348)

Total Amanasu Environment Corporation Stockholders' Equity	271,687	596,650
Non controlling interest	2,412	3,038

Total Stockholders'equity	274,099	599,688
Total Liabilities and Stockholders'Equity	$329,317	$638,810

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORAITON and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Years Ended December 31, 2010 and 2009

	2010 (Restated)	2009	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2010 Restated)
Expenses	$330,224	$280,509	$610,733
Operating loss	$(330,224)	(280,509)	(610,733)

Other Income:
Interest income	2,532	10,120	12,652
Total other income	2,532	10,120	12,652
Net loss	$(327,692)	$(270,389)	(598,081)

Net loss attributable to
noncontrolling interest	626	8,856	9,482
Net loss attributable to
Amanasu Environment
Corporation	(327,066)	(261,533)	(588,599)
Other Comprehensive Income -
Gain on foreign exchange
conversion	2,103	6,232	8,335
Total comprehensive loss	$(324,963)	$(255,301)	$(580,264)
Net loss per share – basic and
diluted	$(.01)	$(.01)
Average number of shares
outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009
(Restated)

				Deficit	Deficit
				Accumulated	Accumulated	Accumulated
			Additional	During	Prior To	Other
	Common Stock		Paid In	Development	Development	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Stage	Stage	Income	Interest	Total

Balance, December 31,2008	44,000,816	$44,001	$4,634,223	$-	$(3,879,122)	$1,130	$5,328	$805,560
Net loss for year				(261,533)			(8,856)	(270,389)
Transfer on sale of
Subsidiary			59,429			6,232	623	66,284

Other comprehensive
Income						(7,710)	5,943	(1,767)

Balance, Devember 31, 2009	44,000,816	44,001	4,693,652	(261,533)	(3,879,122)	(348)	3,038	599,688
Net loss for year							(626)	(327,692)
Other comprehensive				(327,066)
Income						2,103		2,103

Balance, December 31, 2010	44,000,816	$44,001	$4,693,652	$(588,599)	$(3,879,122)	$1,755	$2,412	$274,099

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010 (Restated)	2009	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2010 (Restated)
CASH FLOWS FROM OPERATIONS
Net loss	$(327,692)	$(270,389)	$(598,081)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	1,775	1,775	3,550
Write offs of bad debts	50,000	86,031	136,031

Changes in current assets and liabilities:

Decrease (increase) in prepaid expenses	2,100	(2,100)	-
Increase in accounts payable	-	5,443	5,443
Increases in payroll and other taxes payable	6,891	3,958	10,849
Increases in accrued expenses	6,328	14,408	20,736

Net Cash Consumed By
Operating Activities	(260,598)	(160,874)	(421,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of certificates of deposit	269,000	160,000	429,000
Cash transferred on sale of subsidiary	-	(270)	(270)
Increase in employee loans	(5,000)		(5,000)

Net Cash Provided By Investing
Activities	264,000	159,730	423,730
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of shareholder loan	-	855	855
Advances from affiliate	-	1,175	1,175

Net Cash Provided By Financing Activities	-	2,030	2,030

Exchange Rate Effect on Cash	7	(2)	5
Net Change in Cash Balances	3,409	884	4,293
Balance, beginning of period	8,467	7,583	7,583

Balance, end of period	$11,876	$8,467	$11,876

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

Business

On October 19, 2004, the Company invested $100,000 for a 100% interest in a newly formed subsidiary, Amanasu Shinwa Corporation (Shinwa), which is located in Gunma, Japan.  On December 16, 2005, a second 100% owned subsidiary was formed, Amanasu Holdings, Inc. (the name was later changed to Amanasu Maritek Corporation) (Maritek), which is located in Tokyo, Japan.  Maritek made a variety of investments, most of which were previously written off.  It also made an $84,288 investment in Shinwa.  Shinwa performed fabricating services, principally welding, on stainless steel piping; it had also developed, and continued development of, systems for cleaning the waters of rivers, streams and lakes.

Maritek also made advances to two former subsidiaries.  These advances had been guaranteed by the principal Company shareholder.  This guarantee was withdrawn during 2009 and write offs were made totaling $86,031.

On September 21, 2006, Soae Corporation, a Japanese electronics manufacturer, invested $426,014 for a 9% interest in Maritek. Also on September 21, 2006, Maritek formed another subsidiary, named Amanasu Water Corporation(the name was later changed to Amanasu Support Corporation) (Support).  Support's plan of operation was to market a new type of water called "Hydrogen-ion water". Hydrogen-ion water is believed to have effective anti-oxidant properties.  Support was 100% owned by Maritek.  It was sold on April 27, 2009 to a corporation controlled by the principal Company shareholder.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

1. ORGANIZATION AND BUSINESS (Cont'd) Business (Cont'd)

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using Accelerated Methods, with lives of five years for vehicles, seven years for machinery and equipment, ten years for tools, and fifteen years for building improvements.  Use of this method has produced results that are not significantly different than the results that would be achieved by use of another acceptable method.

The Company performs Impairment reviews in accordance with pronouncements of the Financial Accounting Standards Board (FASB).  When an impairment is determined, assets are written down to their fair market values.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax bases and the book values of assets and liabilities, and of net operating loss carryforwards.

Recognition Of Revenue

Revenue when realized from sales of products and services will occur upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2010.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT

On June 28, 2012, Management determined that a restatement of its financial statements for the year ended December 31, 2010 was necessary to properly report the balance sheet, statement of operations, statement of changes in stockholders' equity, and statement of cash flows as at December 31, 2010 and for the year then ended.  A series of mistakes occurred in the preparation of those financial statements.  The effects of these restatements on the financial statements previously issued are presented below.

AMANASU ENVIRONMENT CORPORATION BALANCE SHEET DECEMBER 31, 2010
	Previously Reported	Adjustments	As Restated

Cash
Certificates of deposit	$8,467	$3,409	$11,876
Prepaid expense	536,000	(269,000)	267,000
Accumulated depreciation	2,100	(2,100)	-
Employee advances	(21,560)	(1,775)	(23,335)
Due from affiliate	50,000	(45,000)	5,000
	37,944	4,973	42,917

Total assets	$638,810	$(309,493)	$329,317

Accounts payable	5,524	725	6,249
Accrued expenses	21,206	6,329	27,535
Payroll and other taxes payable	10,332	8,772	19,104
Loans from affiliate	2,060	270	2,330

Current liabilities	39,122	16,096	55,218

Accumulated deficit	(4,140,655)	4,140,655	-
Deficit accumulated prior to development stage	-	(3,879,122)	(3,879,122)
Deficit accumulated during development stage	-	(588,599)	(588,599)
Other comprehensive income	(348)	2,103	1,755

Amanasu Environment equity	596,650	(324,963)	271,687

Non controlling interest	3,038	(626)	2,412

Total equity	599,688	(325,589)	274,099

Total liabilities and equity	638,810	(309,493)	329,317

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

AMANASU ENVIRONMENT CORPORATION STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT YEAR ENDED DECEMBER 31, 2010
	Previously Reported	Adjustments	As Restated

Expenses	$(280,509)	$(49,715)	$(330,224)

Operating loss	(280,509)	(49,715)	(330,224)

Interest income	10,120	(7,588)	2,532

Net loss	(270,389)	(57,303)	(327,692)

Loss attributable to noncontrolling interest	8,856	(8,230)	626

Net loss attributable to Amasasu
Environment	(261,533)	(65,533)	(327,066)

Other comprehensive income - gain on
foreign exchange	6,232	(4,129)	2,103

Total comprehensive loss	$(255,301)	$(69,662)	$(324,963)

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

AMANASU ENVIRONMENT CORPORATION STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2010
	Previously Reported	Adjustments	As Restated
Net loss	$(270,389)	$(57,303)	$(327,692)
Write-offs of bad debts	86,031	(36,031)	50,000
Increase (decrease) in other paid expenses	(2,100)	4,200	2,100
Increase in accounts payable	5,443	(5,443)
Increase in payroll taxes	3,958	2,933	6,891
Increase in accrued expenses	14,408	(8,080)	6,328

Cash Consumed by Operating Activities	(160,874)	(99,724)	(260,598)

Redemptions of certificates of deposit	160,000	109,000	269,000
Cash transferred on sale of subsidiary	(270)	270	-
Increase in employee loans	-	(5,000)	(5,000)
Cash provided by investing activities	169,730	104,270	264,000

Financing activities:

Proceeds of shareholder loan	855	(855)	-
Advances from affiliate	1,175	(1,175)	-

Cash provided by financing activities	2,030	(2,030)	-

Exchange rate effect on cash	-2	9	7

Net change in cash	884	2,525	3,409

Cash balance, beginning of period	7,583	884	8,467

Cash balance, end of period	$8,467	$3,409	$11,876

Explanation of changes - The Company erroneously used the financials for another year in place of the year 2010.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

AMANASU ENVIRONMENT CORPORATION STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT DATA SINCE INCEPTION OF DEVELOPMENT STAGE
	Previously Reported	Adjustments	As Restated

Expenses	$280,509	$330,224	$610,733

Operating loss	(280,509)	(330,224)	(610,733)

Interest income	10,120	2,532	12,652

Net loss	(270,389)	(327,692)	(598,081)

Loss attributable to noncontrolling interest	8,856	626	9,482

Net loss attributable to Amasasu Environment	(261,533)	(327,066)	(588,599)

Other comprehensive income - gain on
foreign exchange	6,232	2,103	8,335

Total comprehensive loss	(255,301)	(324,963)	(580,264)

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

AMANASU ENVIRONMENT CORPORATION STATEMENT OF CASH FLOWS DATA FROM INCEPTION TO DECEMBER 31, 2010
	Previously Reported	Adjustments	As Restated
Net loss	$(270,389)	$(327,692)	$(598,081)
Depreciation and amortization	1,775	1,775	3,550
Write-offs of bad debts	86,031	50,000	136,031
Increase (decrease) in other paid expenses	(2,100)	2,100	-
Increase in accounts payable	5,443	-	5,443
Increase in payroll taxes	3,958	6,891	10,849
Increase in accrued expenses	14,408	6,328	20,736

Cash Consumed by Operating Activities	(160,874)	(260,598)	(421,472)

Redemptions of certificates of deposit	160,000	269,000	429,000
Cash transferred on sale of subsidiary	(270)	-	(270)
		(5,000)	(5,000)

Cash provided by investing activities	159,730	264,000	423,730

Financing activities:

Proceeds of shareholder loan	855	-	855
Advances from affiliate	1,175	-	1,175

Cash provided by financing activities	2,030	-	2,030

Exchange rate effect on cash	-2	7	5

Net change in cash	884	3,409	4,293

Cash balance, beginning of period	7,583	-	7,583

Cash balance, end of period	$8,467	$3,409	$11,876

The Company inadvertently did not show development period.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development  Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

Changes in Stockholders' Equity
Year Ended December 31, 2009
	Previously Reported	Adjustments	As Restated
Accumulated Deficit:
Ending balance	$(3,879,122)	$(261,533)	$(4,140,655)

Changes in Stockholders' Equity
Year Ended December 31, 2009
	Previously Reported	Adjustments	As Restated
Comprehensive Income:
Opening balance	$109	$1,021	$1,130
Provision of 2009	28,022	(35,732)	(7,710)
Transfer upon sale of subsidiary	(27,001)	33,233	6,232
Ending balance	$1,130	$(1,478)	$(348)

Changes in Stockholders' Equity
Year Ended December 31, 2009
	Previously Reported	Adjustments	As Restated
Noncontrolling interest
Opening balance	$34,100	$(28,772)	$5,328
Share of losses for year	(28,874)	20,018	(8,856)
Transfer upon sale of subsidiary	(2,700)	3,323	623
Share of comprehensive income	2,802	3,141	5,943
Ending balance	$5,328	$(2,290)	$3,038

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

Changes in Stockholders' Equity
Year Ended December 31, 2009
	Previously Reported	Adjustments	As Restated
Additional Paid in Capital:
Opening balance	$4,634,223	$-	$4,634,223
Reported activity	-	59,429	59,429
Ending balance	$4,634,223	$59,429	$4,693,652

Changes in Stockholders' Equity
Year Ended December 31, 2010
	Previously Reported	Adjustments	As Restated
Accumulated Deficit:
Opening balance	$(3,879,122)	$(261,533)	$(4,140,655)
Net loss for period	(261,533)	(65,535)	(327,066)
Ending balance	$(4,140,655)	$(327,068)	$(4,467,721)

Changes in Stockholders' Equity
Year Ended December 31, 2010
	Previously Reported	Adjustments	As Restated
Other Comprehensive Income:
Opening balance	$1,130	$(1,478)	$(348)
Gain for the period	(7,700)	9,813	2,103
Transfer on sale of subsidiary	6,232	(6,232)	-
Ending balance	$(348)	$2,103	$1,755

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

3. RESTATEMENT (Cont'd)

Changes in Stockholders' Equity
Year Ended December 31, 2010
	Previously Reported	Adjustments	As Restated
Noncontrolling interest
Opening balance	$5,328	$(2,290)	$3,038
Share of losses for year	(8,856)	8,230	(626)
Ending balance 12/31/10	$(3,528)	$5,940	$2,412

The changes in the equity section were mainly due to original use of wrong data.

4. RELATED PARTY TRANSACTIONS

The Company president made an advance to Maritek during 2009 of $981.  This advance is due on demand and does not bear interest.  The principal Company shareholder (Shareholder) is a corporation controlled by the Company president.  Shareholder made advances to the Company in 2007, 2008 and 2009 that totaled $6,614.  Part of the proceeds of the sale during 2008 of Shinwa was the right to collect a $43,365 advance that had been made to Shareholder  by Shinwa. Thus, at December 31, 2010, Shareholder was indebted to the Company for $ 42,917.  This indebtedness is due on demand and does not bear interest.  It is a violation of the Sarbanes Oxley Act for a controlling shareholder to be indebted to its investee company.

Shareholder  also made advances to Support of $6,638 during 2007 and $17,702 during 2008. Thus, $24,340 was owed to Shareholder by Support at the date of the sale of Support; these obligations were eliminated by the sale of Support. These advances were due on demand and did not bear interest.

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by the Company president. This arrangement is on a month to month basis. There has been no cost sharing of the operating cost at these offices, as the other company is largely inactive.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

5.  SALE OF SUBSIDIARY

On April 27, 2009, the Company sold its 100% ownership interest in Support to a corporation which is controlled by the principal Company shareholder.  Consideration for the sale was 200,000 shares of the common stock of the buyer, Amanasu Techno Holdings Corporation (valued at approximately $10,000).  Since the transaction was with a company under common control, it was not accounted for as a sale, as provided by a pronouncement of the FASB.  Since the liabilities of Support exceeded its assets, the prescribed accounting for this transaction caused an increase in stockholders' equity of $ 59,429.

6.  INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The Japanese Tax Code permits such carryforwards for a period of seven years.  The total of these NOL's at December 31, 2010 was $1,392,582 in Japan and $2,873,928 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2010 by $109,039 in the U.S., and by $2,066 in Japan, the result of adding the potential benefit of 2010 losses.

	U.S.	JAPAN
Deferred Tax Assets	$542,605	$417,775
Valuation Allowance	542,605	417,775
Balance Recognized	$-	$-

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
(Restated)

6. INCOME TAXES (Cont'd)

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN
2010	$-	$-
2011	-	-
2012	-	302,911
2013	-	454,366
2014	-	240,805
2015	-	290,197
2016	-	97,415
2017	-	6,888
2018	-	-
2019	2,703	-
2020	51,086	-
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-

The Company files tax returns with both the US and Japanese taxing authorities.  US returns for the years 2008 - 2011 are subject to examination.

7. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and Tokyo, under month to month arrangements. During 2010 and 2009, the Company incurred rent expense of $51,649 and $34,944, respectively.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Restated)

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during either of the years presented.  Except for the sale of Support (see Note 5) there were no non-cash financing or investing activities during these years.

9.  EXPENSES

The following are the details of expenses for the years 2010 and 2009.

	2010	2009

Travel	$257,973	$46,781
Bad debt	50,000	86,031
Legal fees	50,000	-
Relocation expense	36,760	-
Professional fees	7,435	51,673
Consulting fees	55,200	45,200
Rent	51,649	34,944
Office expenses	9,791	4,279
Depreciation	1,775	1,775
Taxes and duties	6,888	7,219
Other expenses	2,753	2,607
Total expenses	$330,224	$280,509

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

Item 14. Principal Accounting Fees and Services

1. Audit Fees during 2010 and 2009 were nil and $25,000, respectively.

2. Audit Related Fees during 2010 and 2009 were $6,930 and $7,020 respectively.

3. Caption Tax Fees during 2010 and 2009 were $690 and $675 respectively.

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

6. Not greater than 50% for 2010 and 2009.

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
July 13, 2012
Chairman & Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
July 13, 2012
Director

AMANASU ENVIRON 123110 /Y