Form 10-Q/A
period 2011-03-31
AMANASU ENVIRONMENT CORP
filed 2012-08-03
CIK 1142801

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

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

The purpose of this Amendment of Form 10-Q/A is to correct the financial statements of the three month period ended March 31, 2011 included in our previously filed 10-Q  for the three month period filed with the Securities and Exchange Commission of June 21, 2011.  Similarly, there has been a revision to Management's Discussion and Analysis of Financial Condition and Results of Operations, which starts on page 9 of this amendment.

There are no changes to the original Form 10-Q other than those outlined above.  Except as required to reflect the changes noted above, this Amendment on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our original Form 10-Q.  Furthermore, this Amendment on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of Amanasu Environment Corporation to the filing of the original Form 10-Q.

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

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited) (Restated)	(Audited)
ASSETS
Current Assets:
Cash	$68,376	$11,876
Certificates of deposit	147,000	267,000
Prepaid expense	-	-
Total current assets	215,376	278,876

Fixed Assets:
Machinery and equipment	25,859	25,859
Less, accumulated depreciation	23,779	23,335
Net fixed assets	2,080	2,524

Other Assets:
Advances to employees	5,000	5,000
Due from affiliate	42,234	42,917
Total other assets	47,234	47,917

Total Assets	$264,690	$329,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-	$6,249
Accrued expenses	7,490	27,535
Taxes payable	18,800	19,104
Other liabilities	5,364	-
Loan from affiliate	2,293	2,330
Deposits	758	-
Total current liabilities	34,705	55,218

Stockholders' Equity:
Common stock: authorized, 100,000,000 shares of
.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Deficit accumulated during development stage	(627,107)	(588,599)
Accumulated other comprehensive income	(3,851)	1,755
Equity attributable to Amanasu Environment
Corporation	227,573	271,687
Noncontrolling interest	2,412	2,412
Net equity	229,985	274,099
Total Liabilities and Stockholders' Equity	$264,690	$329,317

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2011 and 2010
(Unaudited)

	2011 (Restated)	2010	From Date of Inception January 1, 2009 to March 31, 2011 (Restated)
Revenue	$-	$-	$-
Expenses	38,719	82,219	649,452
Operating Loss	(38,719)	(82,219)	(649,452)

Other Income (Expenses):
Interest income	211	1,516	12,863

Net Income (Loss)	(38,508)	(80,703)	(636,589)

Net Loss Attributable to Noncontrolling Interest	-	-	9,482

Net Loss Attributable to Amanasu Environment Corporation	(38,508)	(80,703)	(627,107)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(5,606)	1,523	2,729

Total Comprehensive Loss	$(44,114)	$(79,180)	$(624,378)

Net Loss Per Share – basic and diluted	$-	$-

Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2011 and 2010
(Unaudited)
	2011 (Restated)	2010	From Date of Inception January 1, 2009 to March 31, 2011 (Restated)
CASH FLOWS FROM OPERATIONS:
Net Loss	$(38,508)	$(80,703)	$(636,509)
Adjustments to reconcile net loss to net cash consumed
by operating activities:
Charges not requiring the outlay of cash:
Depreciation	444	444	2,219
Bad debt expense	-	-	136,031

Changes in assets and liabilities:
Decrease in prepaid expense	-	2,100	-
Increases in accrued expenses and accounts payable	(26,200)	16,319	(5,602)
Increase in taxes payable	-	-	10,849
Increase in deposits	771	-	771
Net Cash Consumed By Operating Activities	(63,493)	(61,840)	(492,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	120,000	64,000	549,000
Cash transferred on sale of subsidiary			(270)
Increase in loans to employees	-	(5,000)	(5,000)
Net Cash Provided By Investing Activities	120,000	59,000	543,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short term loan	-	-	14,212
Proceeds of shareholder loan	-	-	1,537
Advances from affiliate	-	-	1,138
Net Cash provided by Financing Activities	-	-	16,887

Effect on Cash of Exchange Rate Changes	(7)	(2)	-

Net Change in Cash Balances	56,500	(2,842)	68,376
Cash balance, beginning of period	11,876	8,467	-
Cash balance, end of period	$68,376	$5,625	$68,376

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
(Restated)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiaries ("the Company") as of March 31, 2011 and 2010 and for the three and nine month periods ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on the amended Form 10K/A for the year ended December 31, 2010.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during either of these.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
(Restated)

3.  RESTATEMENT
On June 28, 2012, Management determined that a restatement of its financial statements for the three month period ended March 31, 2011 was necessary to properly report the balance sheet, statement of operations, and statement of cash flows as at March 31, 2011 and for the three month period then ended.  A series of mistakes occurred in the preparation of the original financial statements.  The effects of these restatements on the financial statements previously issued are presented below.

AMANASU ENVIRONMENT CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET MARCH 31, 2011

	Previously Reported	Adjustments	As Restated

Cash	$10,213	$58,163	$68,376
Certificates of deposit	312,000	(165,000)	147,000
Prepaid expense		-
Accumulated depreciation	(22,891)	(888)	(23,779)
Employee advances	55,000	(50,000)	5,000
Due from affiliate	41,829	405	42,234

Total assets	$422,010	$(157,320)	$264,690

Accounts payable	5,339	(5,339)	-
Accrued expenses	41,000	(33,510)	7,490
Payroll and other taxes payable	11,389	7,411	18,800
Other liabilities	-	5,364	5,364
Loans from affiliate	1,315	978	2,293
Shareholder advance	956	(956)
Deposits	751	7	758

Current liabilities	60,750	(26,045)	34,705

Additional paid in capital	4,707,483	(13,831)	4,693,652
Accumulated deficit	(4,459,301)	4,459,301	-
Deficit accumulated prior to development stage	-	(3,879,122)	(3,879,122)
Deficit accumulated during development stage	-	(627,107)	(627,107)
Other comprehensive income	77,564	(81,415)	(3,851)
Amanasu Environment equity	369,747	(142,174)	227,573
Difference
Non controlling interest	(8,487)	10,899	2,412
Total equity	361,260	(131,275)	229,985
Total liabilities and equity	422,010	(157,320)	264,690

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
(Restated)

3.  RESTATEMENT (Cont'd)

AMANASU ENVIRONMENT CORPORATION STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

	Previously Reported	Adjustments	As Restated

Expenses	$130,053	$91,334	$38,719

Operating loss	(130,053)	91,334	(38,719)

Interest income	357	(146)	211

Net loss	(129,696)	91,188	(38,508)

Loss attributable to noncontrolling interest	-	-	-

Net loss attributable to Amanasu Environment	(129,696)	91,188	$(38,508)

Other comprehensive income-gain on foreign exchange	1,246	(6,852)	(5,606)

Total comprehensive loss	$(128,450)	$84,336	$(44,114)

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
(Restated)

3.  RESTATEMENT (Cont'd)
AMANASU ENVIRONMENT CORPORATION STATEMENT OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

	Previously Reported	Adjustments	As Restated

Net loss	$(230,485)	$191,977	$(38,508)

Write-offs of bed debts	1,331	(887)	444

Increase (decrease) in prepaid expense		-	-
Increase in accounts payable		-	-
Increase in payroll taxes	9,794	(9,794)	-
Increase in accrued expenses		(26,200)	(26,200)
Increase in deposits		771	771

Cash Consumed by Operating Activities	(219,360)	155,867	(63,493)

Investing Activities:

Redemptions of certificates of deposit	224,000	(104,000)	120,000
Cash transferred on sale of subsidiary			-
Increase in advances to employees	(5,000)	5,000	-
Cash provided by investing activities	219,000	(99,000)	120,000

Financing activities:

Proceeds of shareholder loan		-
Advances from affiliate		-

Cash Provided by financing activities	-	-	-

Exchange rate effect on cash	2,106	(2,113)	(7)

Net Change in Cash	1,746	54,754	56,500

Cash balance, beginning of period	8,467	3,409	11,876

Cash balance, end of period	$10,213	58,163	$68,376

Note:  The Company omitted the cumulative disclosures required for development stage companies and they are now included in amendment.

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

FINANCIAL RESULTS

Total Current Assets for the quarter ended March 31, 2011 was $215,376 compared to $278,876 for the fiscal period ending December 31, 2010. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Interest Income for the quarter ended March 31, 2011 was $211 compared to $1,516 for the same period of 2010. The decrease is due primarily to the decrease in interest rates as well as the decreased balance in certificate of deposits.

Net Cash Consumed By Operating Activities for the quarter ended March 31, 2011 was $(63,493) compared to $(61,840) for the same period of 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of a date within 90 days of the filings date of Form 10Q. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have not functioned effectively so as to provide information necessary whether:

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