Form 10-Q
period 2012-06-30
AMANASU ENVIRONMENT CORP
filed 2012-08-20
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of Aug 10, 2012.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets:
Cash	$8,239	$9,193
Certificates of deposit	22,000	32,000
Prepaid expenses	-	-
Total current assets	30,239	41,193

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,110
Net fixed assets	-	749

Other Assets:
Employee advance	2,900	2,900
Due from shareholder	42,626	43,799
Due from officer	-	54,681
Total other assets	45,526	101,380

Total Assets	$75,765	$143,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short term loans	$13,831	$14,212
Accounts payable	1,467	6,297
Accrued expenses	8,886	9,131
Due to officer	28,927
Payroll and other taxes payable	27,197	27,945
Total current liabilities	80,308	57,585

Stockholders' Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(864,599)	(775,154)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Sub-Total	(6,068)	83,377
Accumulated other comprehensive income	2,079	1,930

Total Amanasu Environment Corporation stockholders’ equity	(3,989)	85,307
Non controlling interest	(554)	430

Total stockholders’ equity	(4,543)	85,737
Total Liabilities and Stockholders’ Equity	$75,765	$143,322

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2012
Revenue	$-	$-	$-
Expenses	(50,447)	(65,660)	(890,150)
Operating Loss	(50,447)	(65,660)	(890,150)

Other Income:
Interest income	13	122	13,103

Net Loss	(50,434)	(65,538)	(877,047)

Net Loss Attributable to Noncontrolling Interest	(5)	1	12,448

Net Loss Attributable to Amanasu Environment Corporation	(50,439)	(65,537)	(864,599)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(625)	1,879	8,659

Total Comprehensive Loss	$(51,064)	(63,658)	$(855,940)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Month Periods Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2012
Revenue	$-	$-	$-
Expenses	(90,453)	(104,379)	(890,150)
Operating Loss	(90,453)	(104,379)	(890,150)

Other Income:
Interest income	24	333	13,103

Net Loss	(90,429)	(104,046)	(877,047)

Net Loss Attributable to Noncontrolling Interest	984	1	12,448

Net Loss Attributable to Amanasu Environment
Corporation	(89,445)	(104,045)	(864,599)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	149	95	8,659

Total Comprehensive Loss	$(89,296)	(103,950)	$(855,940)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2012
CASH FLOWS FROM OPERATIONS:
Net loss	$(90,429)	$(104,044)	$(877,047)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	750	888	6,075
Write offs of bad debts	-	-	136,031

Changes in assets and liabilities:
Decrease in prepaid expense	2,385	-	2,385
(Decrease) increase in accounts payable and accrued expenses	15,190	204	23,013
(Decrease) increase in taxes payable	-	-	19,690
Increase in employee loans	-	-	(2,900)
Net Cash Consumed By Operating Activities	72,104	(102,952)	692,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	10,000	145,000	674,000
Officer repayments	53,260	-	15,375
Advances to shareholder	-	-	(3,212)
Advances from affiliate	-	(53,558)	1,175
Net Cash Provided By Investing Activities	63,260	91,442	656,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loans	-	-	14,212
Officer loan	7,906		22,715
Net Cash Provided By Finance Activities	7,906	-	36,927

Effect on Cash of Exchange Rate Changes	(16)	258	164

Net Change in Cash Balances	(954)	(11,252)	656
Cash balance, beginning of period	9,193	11,876	7,583
Cash balance, end of period	$8,239	$624	$8,239

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiary ("the Company") as of June 30, 2012 and 2011 and for the three and six month periods ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations of the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2012.

2.  SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during any of the periods presented.  In addition, there were no non-cash investing or financing activities during these periods.

3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit at June 30, 2012, and a record of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  EXPENSES

Major items included in expense are presented below.

	SIX MONTH PERIODS		THREE MONTH PERIODS
	2012	2011	2012	2011
Consulting fees	$20,000	$32,600	$20,000	$26,300
Travel	17,308	24,951	3,821	12,657
Rent	27,602	36,481	8,343	19,800

5.  RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2012 the Company received payment totaling $53,260 of the amount due from an officer of the Company.  In addition the officer advanced the Company $7,921 for a total of $8,927 due to him from the Japanese subsidiary.  Also, an accrual was made for $20,000 to a related party for consulting fees.

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

FINANCIAL RESULTS

Total Current Assets as of June 30, 2012 was $30,239, compared to $41,193 as of December 31, 2011. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets as of June 30, 2012 was $45,526, compared to $101,380 as of December 31, 2011. The decrease is due primarily to the receipt of repayments of advances to an officer of the Company.

Interest Income for the quarter ended June 30, 2012 was $ 13, compared to $ 122 for the same period of 2011. The decrease is due primarily to the decrease in interest rates during 2010 as well as the decreased balance in certificates of deposit.

The net loss for the three month period ended June 30, 2012 was $50,439, compared to $65,537 for the same period of 2011.  The decreased loss is primarily due to a decrease in travel and office expense with a decrease in consulting fees.

Interest income for the six months ended June 30, 2012 was $24 compared with $333 for the same period of 2011.  The decrease is primarily due to the decreased balance in certificates of deposit.

The net loss for the six month period ended June 30, 2012 was $89,445  compared with a $104,045 for the same period of the prior year.  The decreased loss is primarily due to a decrease in travel and office expense, and a decrease in consulting fees.

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

Date: Aug 10, 2012

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer