Form 10-Q
period 2012-09-30
AMANASU ENVIRONMENT CORP
filed 2012-11-19
CIK 1142801

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practiable date: 44,000,816 as of Nov 10, 2012.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,2012 (unaudited)	December 31,2011 (audited)
ASSETS
Current Assets:
Cash	$6,308	$9,193
Certificates of deposit	7,000	32,000
Prepaid expenses	-	-
Total current assets	13,308	41,193

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,110
Net fixed assets	-	749

Other Assets:
Employee advance	2,900	2,900
Due from shareholder	43,517	43,799
Due from officer	-	54,681
Total other assets	46,417	101,380

Total Assets	$59,725	$143,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short term loans	$14,121	$14,212
Accounts payable	807	6,297
Accrued expenses	25,105	9,131
Due to officer	29,114	-
Payroll and other taxes payable	27,766	27,945
Total current liabilities	96,913	57,585

Stockholders' Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(896,930)	(775,154)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Sub-Total	(38,399)	83,377
Accumulated other comprehensive income	1,769	1,930

Total Amanasu Environment Corporation stockholders’ equity	(36,630)	85,307
Non controlling interest	(558)	430

Total stockholders’ equity	(37,188)	85,737
Total Liabilities and Stockholders’ Equity	$59,725	$143,322

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to September 30, 2012
Revenue	$-	$-	$-
Expenses	(32,338)	(28,383)	(922,488)
Operating Loss	(32,338)	(28,383)	(922,488)

Other Income:
Interest income	3	62	13,106

Net Loss	(32,335)	(28,321)	(909,382)

Net Loss Attributable to Noncontrolling Interest	4	687	12,452

Net Loss Attributable to Amanasu Environment Corporation	(32,331)	(27,634)	(896,930)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(310)	421	8,349

Total Comprehensive Loss	$(32,641)	(27,213)	$(888,581)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to September 30, 2012
Revenue	$-	$-	$-
Expenses	(122,791)	(132,762)	(922,488)
Operating Loss	(122,791)	(132,762)	(922,488)

Other Income:
Interest income	27	395	13,106

Net Loss	(122,764)	(132,367)	(909,382)

Net Loss Attributable to Noncontrolling Interest	988	688	12,452

Net Loss Attributable to Amanasu Environment
Corporation	(121,776)	(131,679)	(896,930)
Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(161)	516	8,349

Total Comprehensive Loss	$(121,937)	(131,163)	$(888,581)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) to September 30, 2012
CASH FLOWS FROM OPERATIONS:
Net loss	$(122,764)	$(132,367)	$(909,382)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	749	1,331	6,074
Write offs of bad debts	-	-	136,031

Changes in assets and liabilities:
Decrease in prepaid expense	-	-	-
(Decrease) increase in accounts payable and accrued expenses	10,549	(25,435)	18,372
(Decrease) increase in taxes payable	-	-	19,690
Increase in employee loans	-	-	(2,900)
Net Cash Consumed By Operating Activities	(111,466)	(156,471)	(732,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	25,000	195,000	689,000
Officer repayments	-	-	(68,635)
Advances to officer	-	115,165	(817)
Advances from affiliate	-	-	1,175
Net Cash Provided By Investing Activities	25,000	310,165	620,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loans	-	-	14,212
Officer loan	83,596	(53,260)	96,010
Net Cash Provided By Finance Activities	83,596	(53,260)	110,222

Effect on Cash of Exchange Rate Changes	(15)	5,788	165

Net Change in Cash Balances	(2,885)	106,222	(1,275)
Cash balance, beginning of period	9,193	11,876	7,583
Cash balance, end of period	$6,308	$118,098	$6,308

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiary ("the Company") as of September 30, 2012 and 2011 and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at September 30, 2012, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	NINE MONTH PERIODS		THREE MONTH PERIODS
	2012	2011	2012	2011

Consulting fees	$20,000	$32,600	$-	$-
Travel	34,361	41,462	17,053	16,511
Rent	36,048	41,913	8,446	5,432

5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30,2012 the Company received $54,681 it had advanced to an officer of the Company, Mr. Maki, CEO.  Also, Mr. Maki advanced $9,114 to the Company and a party related to him advanced $20,000.

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

FINANCIAL RESULTS

Total Current Assets as of September 30, 2012 was $13,308, compared to $41,193 as of December 31, 2011. The decrease is due primarily to the transfer of funds from certificate of deposits to expense accounts, and the subsequent use of those funds for operational expenses.

Total Other Assets as of September 30, 2012 was $46,417, compared to $101,380 as of December 31, 2011. The decrease is due primarily to the receipt of repayments of advances to an officer of the Company.
Interest Income for the quarter ended September 30, 2012 was $ 3, compared to $ 62 for the same period of 2011. The decrease is due primarily to the decrease in interest rates during 2012 as well as the decreased balance in certificates of deposit.

The net loss for the three month period ended September 30, 2012 was $32,331, compared to $27,634 for the same period of 2011. The increased loss is primarily due to an increase in travel and rent expense.

Interest income for the nine months ended September 30, 2012 was $27 compared with $395 for the same period of 2011. The decrease is primarily due to the decreased balance in certificates of deposit.
The net loss for the nine month period ended September 30, 2012 was $121,776 compared with a $131,679 for the same period of the prior year. The decreased loss is primarily due to a decrease in travel and office expense, and a decrease in consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures: $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. There are no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritek will need to issue and sell shares to gain capital for operations, or the principal shareholder will have to advance funds in the form of shareholder loans to the Company for business to continue..

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted  in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

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

Date: Nov 13, 2012

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer