Form 10-K
period 2012-12-31
AMANASU ENVIRONMENT CORP
filed 2013-05-20
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

604-790-8799
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	OTC-BB

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.02 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	✔

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	✔

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✔	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	✔	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter)  not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

✔

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	✔

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✔

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last day of the registrant’s most recently completed second quarter, was $(1,549.50) 162,846.32.

As of April 10, 2013 the registrant had 44,000,816 shares of Common Stock, par value $0.02 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

AMANASU ENVIRONMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

Part I

Item 1. Business

General

Amanasu Environment Corporation (herein after the "Company") principle business is in complete development of Environmental Technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research & development, marketing, sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company's parent company Amanasu Corporation, is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During the recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2013.

Aside from capital raising efforts, the Company has been supporting Amanasu Maritek Corporation, in development and required regulatory approval for the Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritek Corporation have been working through the approval process of this type of product with the Japanese regulatory bodies. Also, required documentation, and translations have been prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. So far, the Company has been unable to obtain approval for the Commercial Cargo Ship Ballast Water Purification System. In adhering to the guidelines set by the IMO and the Japanese Ministry of Land, Infrastructure, Transport and Tourism, the Company needs to collaborate with a shipbuilding company to conduct experiments and tests, requiring 2-3 years and a minimum budget of $10,000,000. Due to a lack of resources, the Company is currently seeking partners who are interested in developing such businesses and technologies acquired by Amanasu Maritek Corporation, the Company's subsidiary.

Furthermore, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Corporation. Following the Great East Japan Earthquake, approximately 1 million houses need to be rebuilt, causing wood to be in high demand. Also, the Japanese Government currently subsidizes new firms entering the reforestation industry, giving the Company an opportunity to enter an industry that is reflective of its vision.

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch has relocated from 1-7-10 Motoakasaka Minato-Ku Tokyo Japan to 3-7-11 Azabujuubann Minato-Ku Tokyo Japan. Telephone: 03-3451-8870..

As of April 27th, 2009 Amanasu Maritek Corporation (formerly Amanasu Holdings Corporation) transferred its shares of Amanasu Water Corporation to its affiliate,  Amanasu Techno Holdings Corporation. Amanasu Techno Holdings plans to utilize the Amanasu Water Corporation's existing resources to enter into the Health, and Medical Devices industry. In exchange Amanasu Maritek200,000 shares of Amanasu Techno Holdings.

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

Control Exercised By Management

 The existing officers and directors,  control approximately 78.80% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires April 1, 2015. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934. In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

N/A

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2012
Common stock price per share:
High	$0.03	$0.03	$0.03	$0.03	$0.03
Low	$0.03	$0.03	$0.03	$0.03	$0.03
Fiscal Year 2011
Common stock price per share
High	$0.02	$0.02	$0.02	$0.02	$0.02
Low	$0.02	$0.02	$0.02	$0.02	$0.02

Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

Private Placement

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan Of Operations

Amanasu Environment Corporation

The Company has 3 main objectives during the fiscal year ending December 31, 2013. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Secondly the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Thirdly, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Corporation. The Company must first reach an agreement with the relevant government agencies in Japan. The Company intends to focus on the prefectures of Miyagi, Iwate and Niigata and begin operations within 2 years. The Company cannot predict whether it will be successful with its objective.

Results of Operations

Total Current Assets for the fiscal year ended December 31, 2012 was $7,600 compared to $41,193 at December 31, 2011. The decrease is due primarily to use of current assets for operational expenses.

Total current liabilities as of December 31, 2012 was $164,760 compared to $57,585 at December 31, 2011. The increase is due to delays in payments of current obligations.

Sales for the fiscal year ended December 31, 2012 were $ 0 compared to $ 0 for the same period of 2011.

Expense for the year ended December 31, 2012 was $ 16,670compared to $188,964 for the same period of 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (A Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011 and for the period from Ianuary 1,1999 ( date of inception of development stage) to December 31,2012.. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the periods then ended  in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2012 the Company had a working capital deficiency of $97,160 as well as an accumulated deficit of $4,797,017.  These factors, among other things discussed in Note 7 to the financial statements, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey
Jeffrey & Company, Certified Public Accountants

Wayne, New Jersey
May 17, 2013

AMANASU ENVIRONMENT CORPORATION (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash	$3,600	$9,193
Certificates of deposit	4,000	32,000
Total current assets	7,600	41,193

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,110
Net fixed assets	-	749

Other Assets:
Employee advance	-	2,900
Due from shareholder	40,744	43,799
Due from officer	-	54,681
Total other assets	40,744	101,380

Total Assets	$48,344	$143,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advance	$-	$14,212
Accounts payable	46,018	6,297
Accrued expenses	16,973	9,131
Payroll and other taxes payable	32,223	27,945
Loans from shareholder	9,546	-
Total current liabilities	104,760	57,585

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(917,895)	(775,154)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	2,638	1,930

Total Amanasu Environment Corporation stockholders' equity	(56,726)	85,307
Non controlling interest	310	430
Total stockholders' equity	(56,416)	85,737
Total Liabilities and Stockholders' Equity	$48,344	$143,322

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011 and the
Period January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2012

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2012

Expenses	$156,670	$188,964	$956,367
Operating loss	(156,670)	(188,964)	(956,637)

Other Income:
Interest income	28	427	13,107
Debt forgiveness	13,781		13,781
Net loss	(142,861)	(188,537)	(929,479)
Net loss attributable to noncontrolling interest	120	1,982	11,584
Net loss attributable to
Amanasu Environment Corporation	(142,741)	(186,555)	(917,895)
Other Comprehensive Income -
Gain on foreign exchange conversion	708	175	9,218
Total comprehensive loss	$(142,033)	$(186,380)	$(908,677)
Net loss per share – basic and diluted	$-	$-
Average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the period from January 1,2009( Date of inception of development stage) to December 31, 2012

					Deficit
					Accumulated	Accumulated
			Additional		Prior To	Other
	Common Stock		Paid In	Accumulated	Development	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Stage	Income	Interest	Total

Balance December 31,2008	44.000,816	$44,001	$4,634,223		$ (3,879,122)	$1,130	$5,328	$805,560

Net loss for year				$(261,533)			(8,856)	(270,389)
Transfer on sale of subsidiary			59,429			6,232	623	66,284
Other comprehensive income						(7,710)	5,943	(1,767)
Balance December 31,2009	44,000,816	$44,001	$4,693,652	(261,533)	(3,879,122)
Net loss for year

Balance, December 31,2009	44,000,816	$44,001	$4,693,652	$(261,533)	$(3,879,122)	$(348)	$3,038	$599,688

Net loss for year				(327,066)			(626)	(327,692)
Other comprehensive income						2,103		2,103

Balance, December 31, 2010	44,000,816	44,001	4,693,652	(588,599)	(3,879,122)	1,755	2,412	85,737

Net loss for year				(186,555)			(1,982)	(188,537)
Other comprehensive income						175		175

Balance December 31, 2011	44,000,816	44,001	4,693,652	(775,154)	(3,879,122)	1,930	430	85,737

Net loss for year				(142,741)			(120)	(142,861)
Other comprehensive income						708		708

Balance of December 31, 2012	44,000,816	$44,001	$4,693,652	$(917,895)	$(3,879,122)	$2,638	$310	$(56,416)

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2012
CASH FLOWS FROM OPERATIONS
Net loss	$(142,861)	$(186,537)	$(929,479)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	749	1,775	6,074
Cancellation of debts	(13,781)	-	(13,781)
Bad debt expense	2,900	-	138,931
Changes in current assets and liabilities:
Increase in accrued liabilities	3,571	(18,404)	5,903
Increase in accounts payable	44,614	48	50,208
Increase in taxes payable	7,579	8,841	27,269
Decrease in employee loans	-	2,100	(2,900)

Net Cash Consumed By Operating Activities	(97,130)	(194,177)	(717,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemptions of certificates of deposit	28,000	235,000	692,000
Repayment of advances to CEO	53,260		53,260
Shareholder repayments	2,380		17,189
Cash transferred on sale of subsidiary	-	-	(270)
Officer loans	-	-	(68,635)
Advances to shareholder	-	-	(882)

Net Cash Provided By Investing Activities	83,640	235,000	692,662

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment from shareholder loans	7,893		7,893
Repayment of shareholder advances			(2,330)
Short term loans		14,212	14,212
Advances from affiliate	-	-	1,175

Net Cash Consumed By Financing Activities	7,893	(43,681)	20,950

Effect on Cash of Exchange Rate Changes	4	175	180
Net Change in Cash Balances	(5,597)	(2,683)	(3,983)
Balance, beginning of period	9,193	11,876	7,583

Balance, end of period	$3,600	$9,193	$3,600

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION =
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

On September 21, 2006, a 9% noncontrolling interest was sold in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". On April 27, 2009, the Company sold its 100% equity interest in Water to Amanasu Techno Holdings Corporation , a company that is controlled by the Company president.  That sale was accounted for as a sale between companies under common control.  Consideration for the sale was 200,000 shares of the common stock of the buyer, which had essentially no value..

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

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Development Stage Company

The Company is a development stage company,as defined under the Accounting Codification (ASC #905-10-05) and therefore presents cumulative information for the development stage in the financial statements.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, miscellaneous receivables, and miscellaneous payables. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Sales  to Companies under Common Control

For sales to companies under common control, noprofit or loss irecognized as specified in the Accounting Codification ( ASC # ,

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using an accelerated method, with lives of five years for vehicles.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax bases and the book values of assets and liabilities, and of net operating loss carryforwards.

AMANASU ENVIRONMENT CORPORATION (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recognition Of Revenue

Revenue will be  realized from sales of products and services.  Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

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

Foreign Currency Translation

Substantial Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rates of exchange in effect at balance sheet dates (85,90 Japanese Yen to $ 1 USD at December 31. 2012 and 79.70 Japanese Yen to $1 USD at December 31. 2011);

b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts;and

c. Revenues and expenses, at the average rates of exchange for each reporting period (79.82 Japanese Yen to $ 1 USD at December 31, 2012 and 77.40 Japanese Yen to $1 USD at December 31. 2011);

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Principal among these has been unrealized gains and losses from exchange rate fluctuation.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Advertising Costs

The Company will expense advertising costs when an advertisement occurs. There were no expenditures for advertising  during either of the periods reported.

Segment Reporting

Management treats the operations of the Company as one segment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2012.

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

AMANASU ENVIRONMENT CORPORATION (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

3. RELATED PARTY TRANSACTIONS

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by the Company president. This arrangement is on a month to month basis. Until 2006, the two companies shared the cost of operating these offices. There has been no cost sharing since 2006, as the other company is largely inactive.

During 2007 and 2008 the principal shareholder of the Company, Amanasu Corporation made advances to the Company totaling $6,257.  In 2008 the Company acquired the right to collect  debt owed by Amanasu Coporation to Amanasu Shinwa. The current balance,,due to exchangerate fluctuations,is $40,744.During 2011 the Company made an advance to its CEO, Atsushi Maki, in the amount of $53,260.  In addition, short term advances for travel expenses were made to Mr. Maki in the amount of $15,375.  Repayments in the amount of $13,954 were made during the year, leaving a balance of $54,681.  This balance was repaid in January of 2012.  Advances to officers of the Company are violations of the Sarbanes Oxley Act.

4.  INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The Japanese Tax Code permits such carryforwards for a period of seven years.  The total of these NOL's at December 31, 2012 was $1,112,387 in Japan and $3,180,116 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2012 by $48,056 in the U.S., and decreased by $90,471 in Japan.  The Japanese tax asset declined in 2012 because of expired net operating loss from a prior year, offset by benefit of current loss.

	U.S.	JAPAN
Deferred Tax Assets	$1,081,239	$333,839
Valuation Allowance	(1,081,239)	(333,839)
Balance Recognized	$-	$-

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

4. INCOME TAXES (CONT'D)

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN

2013	$-	$454,366
2014	-	240,805
2015	-	290,197
2016	-	97,415
2017	-	6,888
2018	-	21,804
2019	2,703	1,322
2020	51,086	-
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-
2031	166,733	-
2032	141,835

5. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and in Tokyo.  During 2012 and 2011, the Company incurred rent expense of $44,383 and $66,330, respectively.  Lease payments for the Tokyo office, the lease for which expired in February, 2012 is currently being paid by another company controlled by the Company's CEO.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during 2012 or 2011.  There were no non-cash financing or investing activities during either of these years.

7. GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has little working capital, has an accumulated deficit of $4,797,017, and presently does not have the resources to accomplish its objectives during the next twelve months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2012, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012.

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

Directors / Officers
Name	Age	Since	Position

Atsushi Maki	63	1999	Chairman & Chief Executive Officert
Lina Lei	50	1999	Secretary

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

Item 11. Executive Compensation

The compensation for all directors and officers individually for services rendered to the Company for the  years ended December 31,2012 and December 31,2011.

Compensation Summary
	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2012	-0-	-0-	-0-
	2011	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2012	-0-	-0-	-20,000-
.

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

Item 14. Principal Accounting Fees and Services

1. Audit Fees paid to Jeffrey & Company,during 2012 and 2011 were $25,000.00 and $25,000.00 respectively.

2. Audit Related Fees during 2012 and 2011 were $5,485.00 and $6,930.00 respectively.

3. Caption Tax Fees during 2012 and 2011 were $690.00 and $690.00 respectively.

4. All Other Fees during 2012 and 2011 were $-0- and $-0- respectively.

5. N/A

6. Not greater than 50% for 2008 and 2007..

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
Atsushi Maki
Chairman & Chief Executive Officer
Chief Financial Officer

May 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

May 15, 2013