Form 10-Q
period 2013-03-31
AMANASU ENVIRONMENT CORP
filed 2013-05-28
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

604 790 8799
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,000,816 as of May 15, 2013.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$29,242	$3,600
Certificates of deposit	1,000	4,000
Total current assets	30,242	7,600

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Other Assets:
Due from shareholder	-	40,744
Total other assets	-	40,744

Total Assets	$30,242	$48,344

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$57,944	$62,871
Payroll and other taxes payable	29,368	32,223
Due to shareholder	12,866	-
Advances from related parties	12,500	9,546
Total current liabilities	112,678	104,640

Stockholder's Equity:

Common stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(944,521)	(917,774)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	3,244	2,637

Total Amanasu Environment Corporation stockholders’ equity	(82,746)	(56,606)
Non controlling interest	310	310

Total stockholder's equity	(82,436)	(56,296)
Total Liabilities and Stockholder's Equity	$30,242	$48,344

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31,
(Unaudited)

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2013
Revenue	$-	$-	$-
Expenses	(27,135)	(40,006)	(983,502)
Operating Loss	(27,135)	(40,006)	(983,502)

Other Income	388		14,169
Interest income	-	11	13,107

Net Loss	(26,747)	(39,995)	(956,226)

Net Loss Attributable to Noncontrolling Interest	-	989	11,584

Net Loss Attributable to Amanasu Environment Corporation	(26,747)	(39,006)	(944,642)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	608	(774)	9,825

Total Comprehensive Loss	$(26,139)	(39,780)	$(934,817)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(26,747)	$(39,995)	$(956,226)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	444	6,074
Cancellation of debts	-	-	(13,781)
Write offs of bad debts	-	-	138,931

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(4,411)	(3,389)	51,696
(Decrease) increase in taxes payable	-	(1,654)	27,269
Increase in employee loan	-	-	(2,900)

Net Cash Consumed By Operating Activities	(31,158)	(44,594)	(748,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	3,000	10,000	695,000
Loans to officer	-	-	(68,635)
Officer repayments	-	40,051	53,260
Advances to shareholder	-	-	(882)
Repayments of advances to shareholder	-	-	17,189
Net Cash Provided By Investing Activities	3,000	50,051	695,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	50,000	-	50,000
Advance from affiliate	3,800	-	4,975
Repayments of shareholder loans	-	-	7,893
Repayment of shareholder advances	-	-	(2,330)
Short term loans	-	2,593	14,212
Net Cash Provided By Financing Activities	53,800	2,593	74,750

Effect on Cash of Exchange Rate Changes	-	(67)	184

Net Change in Cash Balances	25,642	7,983	21,659
Cash balance, beginning of period	3,600	9,193	7,583
Cash balance, end of period	$29,242	$17,176	$29,242

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of March 31, 2013 and 2012 and for the three month periods ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at March 31, 2013, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS
	2013	2012
Travel	$4,193	$13,487
Rent	8,400	19,259
Professional Fees	10,000	-

5. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2013, the Company received advances of $50,000 and $3,800, respectively, from its parent company and a sister company.  At March 31, 2013 the balances are:  due to parent company $12,866 and due related parties $12,500.

Additionally, at March 31, 2013 there are included in accrued expenses amounts due to related parties for services by the Company secretary $20,000 and rent for a facility owned by the Company president $8,400.

During the three month period ended March 31, 2012, the Company received payments totaling $38,630 of the amount due from an officer of the Company.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2012.

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

Aside from capital raising efforts, the Company has been supporting Amanasu Maritek Corporation, in the development and required regulatory approval for the Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritek Corporation have been working through the approval process of this type of product with the Japanese regulatory bodies. Also, required documentation, and translations have been prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. So far, the Company has been unable to obtain approval for the Commercial Cargo Ship Ballast Water Purification System. In adhering to the guidelines set by the IMO and the Japanese Ministry of Land, Infrastructure, Transport and Tourism, the Company needs to collaborate with a shipbuilding company to conduct experiments and tests, requiring 2-3 years and a minimum budget of $10,000,000. Due to a lack of resources, the Company is currently seeking partners who are interested in developing such businesses and technologies acquired by Amanasu Maritek Corporation, the Company's subsidiary.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch has relocated from 1-7-10 Motoakasaka Minato-Ku Tokyo Japan to 3-7-11 Azabujuubann Minato-Ku Tokyo Japan. Telephone: 03-3451-8870.

PRODUCTS

Currently the Company is supporting Amanasu Maritek Corporation in development and required regulatory approval for a Commercial Cargo Ship Ballast Water Purification System. No licensing agreements with partners have been made at this time, as the Company is also in the process of raising capital for this project. Currently the company is negotiating with its partners for a worldwide manufacturing and sales agreement. The Company cannot guarantee if the negotiations will succeed.

PLAN OF OPERATION

The Company has 3 main objectives during the fiscal year ending December 31, 2013. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Secondly the Company will continue to support the efforts of Amanasu Maritek Corporation to enter into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Thirdly, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Coporation. The Company must first reach an agreement with the relevant government agencies in Japan. The Company intends to focus on the prefectures of Miyagi, Iwate and Niigata and begin operations within 12 months. The Company cannot predict whether it will be successful with its objective.

FINANCIAL RESULTS

Total Current Assets as of March 31, 2013 was $30,242, compared to $7,600 as of December 31, 2012.

Total Other Assets as of March 31, 2013 was - nil -, compared to $40,744 as of December 31, 2012.

Interest Income for the quarter ended March 31, 2013 was $ 0, compared to $ 11 for the same period of 2012. The decrease is due to the decreased balance in certificates of deposit.

The net loss of the three month period ended March 31, 2013 was $26,747, compared to $39,995 for the same period of 2012.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies.

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

Date: May 15, 2013

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer