Form 10-Q
period 2013-06-30
AMANASU ENVIRONMENT CORP
filed 2013-08-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,000,816 as of August 5, 2013.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$17,841	$3,600
Certificates of deposit	1,000	4,000
Total current assets	18,841	7,600

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Other Assets:
Due from shareholder	-	40,744
Total other assets	-	40,744

Total Assets	$18,841	$48,344

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$74,969	$62,991
Payroll and other taxes payable	27,930	32,223
Due to shareholder	15,792	9,546
Advances from related parties	10,965	-
Total current liabilities	129,656	104,760

Stockholder's Equity:

Common stock: authorized 100,000,000 shares of $.001 par value; 44,000,816 issued and outstanding	44,001	44,001
Additional paid in capital	4,693,652	4,693,652
Deficit accumulated during development stage	(973,332)	(917,895)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	3,582	2,638

Total Amanasu Environment Corporation stockholders’ equity	(111,219)	(56,726)
Non controlling interest	404	310

Total equity	(110,815)	(56,416)
Total Liabilities and Stockholder's Equity	$18,841	$48,344

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

	June 30, 2013	June 30, 2012	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2013

Revenue	$-	$-	$-
Expenses	28,690	50,447	1.012,192
Operating Loss	(28,690)	(50,447)	(1,012,192)

Other Income	-	-	388
Interest income	-	13	13,107
Debt forgiveness	-	-	13,781

Net Loss	(28,690)	(50,434)	(984,916)

Net (income) Loss Attributable to Noncontrolling Interest	-	(5)	11,584

Net Loss Attributable to Amanasu Environment Corporation	(28,690)	(50,439)	(973,332)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion attributable to Amanasu Environment	336	(625)	10,068

Total Comprehensive Loss	$(28,354)	(51,064)	$(963,264)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Month Periods Ended June 30, 2013 and 2012
(Unaudited)

	June 30, 2013	June 30, 2012	January 1, 2009 (Date of Commencement of Development Stage) to June 31, 2013

Revenue	$-	$-	$-
Expenses	55,825	90,453	1,012,192
Operating Loss	(55,825)	(90,453)	(1,012,192)

Other Income	388	-	388
Interest income	-	24	13,107
Debt forgiveness	-	-	13,781

Net Loss	(55,437)	(90,429)	(984,916)

Net Loss Attributable to Noncontrolling Interest	-	984	11,584

Net Loss Attributable to Amanasu Environment Corporation	(55,437)	(89,445)	(973,332)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	1,038	162	10,162
Attributable to non-controlling interest	(94)	(13)	(94)
Attributable to the Company	944	149	10,068

Total Comprehensive Loss	$(54,493)	(89,296)	$(963,264)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,000,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2013

CASH FLOWS FROM OPERATIONS:
Net loss	$(55,437)	$(90,429)	$(984,916)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	750	6,074
Write offs of bad debts	-	-	138,931
Cancellation of debts	-	-	(13,781)

Changes in assets and liabilities:

Decrease in prepaid expense	-	2,385	-
(Decrease) increase in accounts payable and accrued expenses	12,877	15,190	68,988
(Decrease) increase in taxes payable	-	-	27,269
Increase in employee loans	-	-	(2,900)
Net Cash Consumed By Operating Activities	(42,560)	(72,104)	(760,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	3,000	10,000	695,000
Net Cash Provided By Investing Activities	3,000	10,000	694,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loans	-	-	14,212
Officer advances		61,166	53,260
Officer repayments	-	-	(68,635)
Shareholder advances	50,000	-	75,082
Shareholder repayments	-	-	(3,212)
Advances from affiliate	3,800	-	4,975

Net Cash Provided By Finance Activities	53,800	61,166	75,682

Effect on Cash of Exchange Rate Changes	1	(16)	181

Net Change in Cash Balances	14,241	(954)	10,258
Cash balance, beginning of period	3,600	9,193	7,583
Cash balance, end of period	$17,841	$8,239	$17,841

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION and SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiary ("the Company") as of June 30, 2013 and 2012 and for the three and six month periods ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at June 30, 2013, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	SIX MONTH PERIODS		THREE MONTH PERIODS
	2013	2012	2013	2012
Consulting fees	$-	$20,000	$-	$20,000
Travel	8,866	17,308	4,673	3,821
Rent	17,157	27,602	8,757	8,343
Professional fees	14,928	17,400	10,000	17,400

5. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2013 the Company received cash advances of $50,000 from its parent company, and $3,800 from an affiliate. An accrued compensation award in the amount of $20,000 from prior period is owed to the Company secretary.

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

FINANCIAL RESULTS

Total Current Assets as of June 30, 2013 was $18,841, compared to $7,600 as of December 31, 2012.

Total Other Assets as of June 30, 2013 was - nil -, compared to $40,744 as of December 31, 2012.

Interest Income for the quarter ended June 30, 2013 was $ 0, compared to $ 13 for the same period of 2012. The decrease is due to the decreased balance in certificates of deposit.

The net loss of the three month period ended June 30, 2013 was $28,690, compared to $50,434 for the same period of 2012.

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

Date: August 10, 2013

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer