Form 10-Q
period 2013-09-30
AMANASU ENVIRONMENT CORP
filed 2013-11-19
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of November 15, 2013.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I

ITEM 1. FINANCIAL STATNEMENTS

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$86,367	$3,600
Certificates of deposit	1,000	4,000
Total current assets	87,367	7,600

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Other Assets:
Due from shareholder	-	40,744
Total other assets	-	40,744

Total Assets	$87,367	$48,344

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$82,587	$62,991
Payroll and other taxes payable	28,163	32,223
Due to shareholder	15,510	1,281
Advances from related parties	32,271	8,265
Total current liabilities	158,531	104,760

Stockholder's Equity:

Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 and 44,000,816 issued and outstanding, respectively	44,101	44,001
Additional paid in capital	4,793,552	4,693,652
Deficit accumulated during development stage	(1,033,630)	(917,895)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	3,535	2,638

Total Amanasu Environment Corporation stockholders’ equity	(71,564)	(56,726)
Non controlling interest	400	310

Total equity	(71,164)	(56,416)
Total Liabilities and Stockholder's Equity	$87,367	$48,344

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

	September 30,	September 30,	January 1, 2009 (Date of Commencement of Development Stage) to September 30,
	2013	2012	2013

Revenue	$-	$-	$-
Expenses	116,123	122,791	1.072,490
Operating Loss	(116,123)	(122,791)	(1,072,490)

Other Income	388	-	388
Interest income	-	27	13,107
Debt forgiveness	-	-	13,781

Net Loss	(115,735)	(122,764)	(1,045,214)

Net (Income) Loss Attributable to Noncontrolling Interest	-	988	11,584

Net Loss Attributable to Amanasu Environment Corporation	(115,735)	(121,776)	(1,033,630)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	987	(175)	10,111
Attributable to non-controlling interest	(90)	14	(90)
attributable to Amanasu Environment	897	(161)	10,021

Total Comprehensive Loss	$(114,838)	(121,937)	$(1,023,609)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,007,776	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

	September 30	September 30
	2013	2012

Revenue	$-	$-
Expenses	60,298	32,338
Operating Loss	(60,298)	(32,338)

Other Income	-	-
Interest income	-	3
Debt forgiveness	-	-

Net Loss	(60,298)	(32,335)

Net (Income) Loss Attributable to Noncontrolling Interest	-	4

Net Loss Attributable to Amanasu Environment Corporation	(60,298)	(32,331)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(51)	(339)
Attributable to non-controlling interest	4	29
attributable to Amanasu Environment	(47)	(310)

Total Comprehensive Loss	$(60,345)	(32,641)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,021,468	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) to September 30, 2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(115,735)	$(122,764)	$(1,045,214)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:

Depreciation	-	749	6,074
Write offs of bad debts	-	-	138,931
Cancellation of debts	-	-	(13,781)

Changes in assets and liabilities:

Decrease in prepaid expense			-
(Decrease) increase in accounts payable and accrued expenses	20,453	10,549	76,564
(Decrease) increase in taxes payable	-	-	27,269
Increase in employee loans	-	-	(2,900)
Net Cash Consumed By Operating Activities	(95,282)	(111,466)	(813,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	3,000	25,000	695,000
Net Cash Provided By Investing Activities	3,000	25,000	694,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loans	-	-	14,212
Sale of common stock	100,000	-	100,000
Officer advances	-	83,596	53,260
Officer repayments	-	-	(68,635)
Shareholder advances	50,000	-	75,082
Shareholder repayments	-	-	(3,212)
Advances from affiliate	25,048	-	26,223

Net Cash Provided By Finance Activities	175,048	83,596	196,930

Effect on Cash of Exchange Rate Changes	1	(15)	181

Net Change in Cash Balances	82,767	(2,885)	78,784
Cash balance, beginning of period	3,600	9,193	7,583
Cash balance, end of period	$86,367	$6,308	$86,367

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Amanasu Environment Corporation and Subsidiary ("the Company") as of September 30, 2013 and December 31, 2012 and for the three and nine month periods ended September 30, 2013 and 2012,-and the period from inception of development stage through September 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.
2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during any of the periods presented. In addition, there were no non-cash investing or financing activities during these periods.

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at September 30, 2013, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	NINE MONTH PERIODS		THREE MONTH PERIODS
	2013	2012	2013	2012
Consulting fees - related party	$20,000	$20,000	$20,000	$-
Travel	18,369	34,361	9,503	17,053
Rent	25,914	36,048	8,757	8,446
Professional fees	16,868	18,650	1,940	1,250

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

5. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2013 the Company received cash advances of $50,000 from its parent company and $25,048 from an affiliate.  An accrued compensation award in the amount of $20,000 for the current year is owed to the Company secretary.  The amount accrued from the prior year, also $20,000, has been paid during the current year.

6. ISSUANCE OF COMMON STOCK

On September 11, 2013 100,000 shares of common stock were issued for $100,000.

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

Aside from capital raising efforts, the Company has been supporting Amanasu Maritek Corporation, a majority owned subsidiary, in the development and required regulatory approval for the Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritek Corporation have been working through the approval process of this type of product with the Japanese regulatory bodies. Also, required documentation, and translations have been prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. So far, the Company has been unable to obtain approval for the Commercial Cargo Ship Ballast Water Purification System. In adhering to the guidelines set by the IMO and the Japanese Ministry of Land, Infrastructure, Transport and Tourism, the Company needs to collaborate with a shipbuilding company to conduct experiments and tests, requiring 2-3 years and a minimum budget of $10,000,000. Due to a lack of resources, the Company is currently seeking partners who are interested in developing such businesses and technologies acquired by Amanasu Maritek Corporation, the Company's subsidiary.

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

FINANCIAL RESULTS

Total Current Assets as of September 30, 2013 was $87,367, compared to $7,600 as of December 31, 2012.

Total Other Assets as of September 30, 2013 was - nil -, compared to $40,744 as of December 31, 2012.

Interest Income for the quarter ended September 30, 2013 was $ 0, compared to $ 3 for the same period of 2012. The decrease is due to the decreased balance in certificates of deposit.

The net loss of the three month period ended September 30, 2013 was $60,298, compared to $32,331 for the same period of 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

One hundred thousand common shares were issued for $100,000.  The proceeds will be used for working capital needs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Date: November 19, 2013

/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer