Form 10-K
period 2013-12-31
AMANASU ENVIRONMENT CORP
filed 2014-04-07
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last day of the registrant’s most recently completed second quarter, was $1,320,006). 162,846.32.

As of April 1, 2014 the registrant had 44,100,816 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

Part I

Item 1. Business

General

Amanasu Environment Corporation (herein after the "Company") principle business is in complete development of Environmental Technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing, sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company's parent company Amanasu Corporation, is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2014.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and at Vancouver, British Columbia.  In addition, the Company maintains an office at 1-7-10 Motoakasaka Building 9th Floor Motoakasaka Minato-Ku Tokyo Japan.  The Vancouver premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires April 1, 2015. The Company shares the space at each of the locations with Amanasu Techno Holdings Corporation, a reporting company under the Securities Exchange Act of 1934.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2013
Common stock price per share:
High	$0.03	$0.03	$0.03	$0.25	$0.25
Low	$0.02	$0.03	$0.03	$0.03	$0.02
Fiscal Year 2012
Common stock price per share
High	$0.03	$0.03	$0.03	$0.03	$0.03
Low	$0.03	$0.03	$0.03	$0.03	$0.03

Compensation Plan Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Private Placement

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Plan Of Operations

Amanasu Environment Corporation

The Company has 3 main objectives during the fiscal year ending December 31, 2014. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Third, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Corporation. The Company must first reach an agreement with the relevant government agencies in Japan. The Company intends to focus on the prefectures of Miyagi, Iwate and Niigata and begin operations within 2 years. The Company cannot predict whether it will be successful with its objective.

Results of Operations

Total Current Assets at December 31, 2013 was $12,842 compared to $7,600 at December 31, 2012. The increase is due primarily to an increase in the cash balance.

Total current liabilities as of December 31, 2013 was $112,761 compared to $104,760 at December 31, 2012. The increase is due to increases in loans and advances from related parties.

Sales for the fiscal year ended December 31, 2013 were $ 0 compared to $ 0 for the same period of 2012.

Expense for the year ended December 31, 2013 was $145,729  compared to $156,670 for the same period of 2012.  The decrease is primarily due to lower rent, travel, and entertainment expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (A Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012 and for the period from January 1, 2009 (date of inception of development stage) to December 31, 2013. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amanasu Environment Corporation (A Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years  then ended and the period from January 1, 2009 (date of inception of development stage) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements at December 31, 2013 the Company had a working capital deficiency of $99,919 as well as an accumulated deficit of $4,941,738.  These factors, among other things discussed in Note 7 to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification or liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

Wayne, New Jersey
March     , 2014

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

	2013	2012
ASSETS
Current Assets:
Cash	$11,842	$3,600
Certificates of deposit	1,000	4,000
Total current assets	12,842	7,600

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Other Assets:
Due from shareholder	-	40,744

Total Assets	$12,842	$48,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$49,376	$62,991

Payroll and other taxes payable	32,056	32,223
Loans from shareholder	17,781	1,281
Advances from related parties	13,548	8,265
Total current liabilities	112,761	104,760

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 and 44,000,816, respectively issued and outstanding	44,101	44,001
Additional paid in capital	4,793,552	4,693,652
Deficit accumulated during development stage	(1,062,616)	(917,895)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	4,476	2,638

Total Amanasu Environment Corporation stockholders' equity	(99,609)	(56,726)
Non controlling interest in subsidiary	(310)	310
Total stockholders' equity	(99,919)	(56,416)
Total Liabilities and Stockholders' Equity	$12,842	$48,344

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012 and the
Period January 1, 2009 (Date of Commencement of Development Stage) to December 31, 2013

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2013

Expenses	$145,729	$156,670	$1,102,095
Operating loss	(145,729)	(156,670)	(1,102,095)

Other Income:
Other income	388	-	388
Interest income	-	28	13,107
Debt forgiveness	-	13,781	13,781
Net loss	(145,341)	(142,861)	(1,074,819)
Net loss attributable to noncontrolling interest	620	120	12,203
Net loss attributable to
Amanasu Environment Corporation	(144,721)	(142,741)	(1,062,616)
Other Comprehensive Income -
Gain on foreign exchange conversion	1,838	708	11,057
Total comprehensive loss	(142,883)	(142,033)	(1,051,559)
Net loss per share – basic and diluted	-	-
Average number of shares outstanding	44,031,227	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from January 1, 2009 ( Date of inception of development stage) to December 31, 2013

					Deficit
					Accumulated	Accumulated
			Additional		Prior To	Other
	Common Stock		Paid In	Accumulated	Development	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Stage	Income	Interest	Total

Balance December 31, 2008	44.000,816	$44,001	$4,634,223		$ (3,879,122)	$1,130	$5,328	$805,560

Net loss for year				$(261,533)			(8,856)	(270,389)
Transfer on sale of subsidiary			59,429			6,232	623	66,284
Other comprehensive income						(7,710)	5,943	(1,767)

Balance, December 31, 2009	44,000,816	$44,001	$4,693,652	$(261,533)	$(3,879,122)	$(348)	$3,038	$599,688

Net loss for year				(327,066)			(626)	(327,692)
Other comprehensive income						2,103		2,103

Balance, December 31, 2010	44,000,816	44,001	4,693,652	(588,599)	(3,879,122)	1,755	2,412	274,099

Net loss for year				(186,555)			(1,982)	(188,537)
Other comprehensive income						175		175

Balance December 31, 2011	44,000,816	44,001	4,693,652	(775,154)	(3,879,122)	1,930	430	85,737

Net loss for year				(142,741)			(120)	(142,861)
Other comprehensive income						708		708

Balance December 31, 2012	44,000,816	44,001	4,693,652	(917,895)	(3,879,122)	2,638	310	(56,416)
Net loss for year				(144,721)			(620)	(145,341)
Stock issued	100,000	100	99,900					100,000
Other comprehensive income						1,838		1,838
Balance December 31, 2013	44,100,816	$44,101	$4,793,552	$(1,062,616)	$(3,879,122)	$4,476	$(310)	$(99,919)

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012
and the Period January 1, 2009 to December 31, 2013

	2013	2012	January 1, 2009 (Date of Commencement of Development Stage) To December 31, 2013
CASH FLOWS FROM OPERATIONS
Net loss	$(145,341)	$(142,861)	$(1,074,819)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	-	749	6,074
Cancellation of debts	-	(13,781)	(13,781)
Bad debt expense	-	2,900	138,931
Changes in current assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities	(12,417)	48,185	43,694
Increase in taxes payable	6,200	7,678	33,468
Decrease in employee loans	-	-	(2,900)

Net Cash Consumed By Operating Activities	(151,558)	(97,130)	(869,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemptions of certificates of deposit	3,000	28,000	695,000
Repayment of advances to officer	-	53,260	53,260
Officer loans	-	-	(68,635)

Cash transferred on sale of subsidiary	-	-	(270)
Net Cash Provided By Investing Activities	3,000	81,260	679,355

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	50,000	-	50,000
Repayment from shareholder loans	-	10,273	21,870
Sale of capital stock	100,000	-	100,000

Short term loans	-	-	14,212
Advances from affiliate	6,800	-	7,975

Net Cash Provided (Consumed) By Financing Activities	156,800	10,273	194,057

Effect on Cash of Exchange Rate Changes	-	4	180
Net Change in Cash Balance	8,242	(5,593)	4,259
Balance, beginning of period	3,600	9,193	7,583

Balance, end of period	$11,842	$3,600	$11,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1. ORGANIZATION AND BUSINESS

Organization of Company
The Company is a Nevada Corporation, formed February 22, 1999, as Forte International, Inc. The name was changed to Amanasu Energy Corporation on March 27, 2001, and to Amanasu Environment Corporation on October 18, 2002.  The majority shareholder of the Company is a Japanese corporation named Amanasu Corporation (Amanasu).

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

On September 21, 2006, a 9% noncontrolling interest was sold in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". On April 27, 2009, the Company sold its 100% equity interest in Water to Amanasu Techno Holdings Corporation , a company that is controlled by Amanasu.  That sale was accounted for as a sale between companies under common control. Consideration for the sale was 200,000 shares of the common stock of the buyer, which had essentially no value.

On July 1, 2008, the Company sold its equity interest in Shinwa to the president of Shinwa for cash. On the same day, Holdings sold its equity interest in Shinwa to the president of Shinwa for a cash payment and the right to collect a debt that was owed to Shinwa by Amanasu.

The Company is actively seeking investment capital and investments in new businesses. Its subsidiary,  Holdings, has been renamed Amanasu Maritek Corporation.

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

Development Stage Company

The Company is a development stage company, as defined under the Accounting Codification (ASC #905-10-05) and therefore presents cumulative information for the development stage in the financial statements.

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
December 31, 2013

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

Foreign Currency Translation

Some Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rates of exchange in effect at balance sheet dates (105.22 Japanese Yen to $ 1 USD at December 31. 2013 and 85.90 Japanese Yen to $1 USD at December 31. 2012);

b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange for each reporting period (97.58 Japanese Yen to $ 1 USD for the year ended December 31, 2013 and 79.82 Japanese Yen to $1 USD for the year ended December 31. 2012).

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2013.

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

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

3. RELATED PARTY TRANSACTIONS

The Company shares office space in Vancouver, New York, and Tokyo with a company that is controlled by Amanasu. This arrangement is on a month to month basis. There is currently no sharing of the cost of these facilities, as the other company is largely inactive.

Amanasu is the principle shareholder of the Company.  In 2008 the Company acquired the right to collect debt owed by Amanasu to Shinwa.  The current balance of that receivable with foreign exchange fluctuations is $33,264.  During 2007 and 2008 Amanasu advanced funds to the Company totaling $1,045 (with exchange fluctuations.)  During 2013 Amanasu advanced funds to the Company in the amount of $50,000.  The net balance due to Amanasu at December 31, 2013 was $17,781.

During the year 2011 the Company President made advances to the Company totaling $760.  During 2012 he made advances to the Company of $5,988 resulting in a balance of $6,748.  During 2013 an affiliated company advanced$6,800 to the Company and made payments on behalf of the Company in the amount of $18,248; the $18,248 was repaid during the year leaving a balance of $6,800.

4. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Japanese Tax Code permits such carryforwards for a period of seven years. The total of these NOL's at December 31, 2013 was $664,631 in Japan and $3,315,262 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2013 by $45,950 in the U.S., and decreased by $162,620 in Japan. The Japanese tax asset declined in 2013 because of expired net operating loss from a prior year, offset by benefit of current loss.

	U.S.	JAPAN
Deferred Tax Assets	$1,127,189	$171,219
Valuation Allowance	(1,127,189)	(171,219)
Balance Recognized	$-	$-

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN

2014	$-	$240,805
2015	-	290,197
2016	-	97,415
2017	-	6,888
2018	-	21,804
2019	2,703	1,322
2020	51,086	6,200
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-
2031	166,733	-
2032	141,835	-
2033	132,676	-

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

5. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and in Tokyo. During 2013 and 2012, the Company incurred rent expense of $33,096 and $41,126, respectively.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during 2013 or 2012. There were no non-cash financing or investing activities during either of these years.

7. GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has little working capital, has an accumulated deficit of $4,941,738, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

8.  EXPENSES

Major categories of expense consist of the following:

	2013	2012

Auto, travel and entertainment	$36,224	$41,383
Consultant	20,000	20,000
Rent	33,096	41,126
Utilities	3,606	3,963
Office and miscellaneous	15,302	13,258
Professional fees	23,333	24,560
Tax and duties	6,200	7,579
Corporate and filing fees	7,968	4,801

Total expenses	$145,729	$156,670

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2013, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	64	1999	Chairman & Chief Executive Officert

Lina Lei	51	1999	Secretary

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

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu TechnoHoldings Corporation.

Item 11. Executive Compensation

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31,2013 and December 31,2012.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2013	-0-	-0-	-0-
	2012	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2013	-0-	-0-	20,000
	2012	-0-	-0-	20,000

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

Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

The following table will identify, as of March 15, 2014, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 31, 2014. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	74.9%
Common Stock	Atsushi Maki (3) (4)	35,858,500	87.5%
Common Stock	Lina Lei (4)	35,858,500	87.5%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	87.5%

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

(3). Includes 1,496,000 shares of common stock held individually by Mr. Maki, 1,000,000 shares of common stock deposited with a third party (see "Item 12 "Certain Relationships and Related Transactions"), 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.  Mr. Maki and Ms. Lei are related parties (married).

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

Item 14. Principal Accounting Fees and Services

1. Audit Fees paid to Jeffrey & Company, during 2013 and 2012 were $12,920.00 and $12,679.00 respectively.
2. Audit Related Fees during 2013 and 2012 were $9,763.00 and $11,206.00 respectively.
3. Caption Tax Fees during 2013 and 2012 were $650.00 and $675.00 respectively.
4. All Other Fees during 2013 and 2012 were $-0- and $-0- respectively.
5. N/A
6. Not greater than 50% for 2013 and 2012..

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

April 4, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 4, 2014