Form 10-Q
period 2014-03-31
AMANASU ENVIRONMENT CORP
filed 2014-05-20
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of April 30, 2014.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$11,109	$11,842
Certificates of deposit	1,000	1,000
Total current assets	12,109	12,842

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-
Total Assets	$12,109	$12,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$70,584	$49,376

Payroll and other taxes payable	32,811	32,056
Loans from shareholder	17,023	17,781
Advances from related parties	20,778	13,548
Total current liabilities	141,196	112,761

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Deficit accumulated during development stage	(1,091,515)	(1,062,616)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	4,231	4,476

Total Amanasu Environment Corporation stockholders' equity	(128,753)	(99,609)
Non controlling interest in subsidiary	(334)	(310
Total stockholders' equity	(129,087)	(99,919)
Total Liabilities and Stockholders' Equity	$12,109	$12,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31,
(Unaudited)

	2014	2013	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2014
Revenue	$-	$-	$-
Expenses	(28,899)	(27,135)	(1,130,994)
Operating Loss	(28,899)	(27,135)	(1,130,994)

Other Income	-	388	388
Interest income	-	-	13,107
Debt forgiveness	-	-	13,781

Net Loss	(28,899)	(26,747)	(1,103,718)

Net Loss Attributable to Noncontrolling Interest	-	-	12,203

Net Loss Attributable to Amanasu Environment Corporation	(28,899)	(26,747)	(1,091,515)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(269)	607	11,098
Attributable to noncontrolling interest	24	-	(4)
Net Other Comprehensive Income	(245)	607	11,094

Total Comprehensive Loss	$(29,144)	$(26,140)	$(1,080,421)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,100,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2014	2013	January 1, 2009 (Date of Commencement of Development Stage) to March 31, 2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(28,899)	$(26,747)	$(1,103,718)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	-	6,074
Cancellation of debts	-	-	(13,781)
Write offs of bad debts	-	-	138,931

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	21,094	(4,411)	64,788
(Decrease) increase in taxes payable	-	-)	33,468
Increase in employee loan	-	-	(2,900)

Net Cash Consumed By Operating Activities	(7,805)	(31,158)	(877,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	-	3,000	695,000
Loans to officer	-	-	(68,635)
Officer repayments	-	-	53,260
Net Cash Provided By Investing Activities	-	3,000	679,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	50,000	50,000
Repayment from shareholder advances			21,870
Sales of capital stock	-	-	100,000
Advance from affiliate	7,071	3,800	15,046
Short term loans	-	-	14,212
Net Cash Provided By Financing Activities	7,071	53,800	201,128

Effect on Cash of Exchange Rate Changes	1	-	181

Net Change in Cash Balances	(733)	25,642	3,526
Cash balance, beginning of period	11,842	3,600	7,583
Cash balance, end of period	$11,109	$29,242	$11,109

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of March 31, 2014 and 2013 and for the three month periods ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2013
.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during these periods.

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at March 31, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS
	2014	2013
Travel	$6,635	$4,193
Rent	8,757	8,400
Professional Fees	9,180	10,000

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2014 the Company received an advance in the amount of $7,071 from a Amanasu Techno Holdings Inc., a sister company.  In addition, there was a liability at March 31, 2014 of $8,400 for rent on a facility owned by the Company President and $20,000 accrued for secretarial services to the wife of the Company president.

6. MD & A DISCLOSURE

On May 6, 2014, the license of the Company’s independent registered public accounting firm, Jeffrey & Company, was revoked by the Public Company Accounting Oversight Board. On May 15, 2014, the Jeffrey & Company (“Former Auditor”) resigned as the Company’s auditor.

On May 17, 2014, the Registrant engaged Michael F. Albanese as the Registrant’s new independent registered public accounting firm. The appointment of Michael F. Albanese was approved by the Registrant’s Board of Directors.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2013.

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

Secondly the Company will continue to support the efforts of Amanasu Maritek Corporation to enter into marine technologies. The Company will assist for another year in the design, and approval process for the product from at least 2 regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

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

FINANCIAL RESULTS

Total Current Assets as of March 31, 2014 was $12,109, compared to $12,842 as of December 31, 2013.

Total Current Liabilities as of March 31, 2014 was $141,196, compared to $112,761 as of December 31, 2013.

The net loss of the three month period ended March 31, 2014 was $28,899, compared to $26,747 for the same period of 2013.

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

Amanasu Environment Corporation

Date: May 20, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer