Form 10-Q
period 2014-08-14
AMANASU ENVIRONMENT CORP
filed 2014-08-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of August 14, 2014.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three and six month periods ended June 30, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$989	$12,842
Total current assets	989	12,842

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Total Assets	$989	$12,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$44,135	$49,376
Payroll and other taxes payable	33,264	32,056
Loans from shareholder	(2,298)	17,781
Amounts due to related parties	48,410	24,582
Total current liabilities	154,840	112,761

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Deficit accumulated during development stage	(1,116,117)	(1,062,616)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	4,084	4,476

Total Amanasu Environment Corporation stockholders' deficit	(153,502)	(99,609)
Non controlling interest in subsidiary	(349)	(310)
Total stockholders' deficit	(153,851)	(99,919)
Total Liabilities and Stockholders' Deficit	$989	$12,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30,
(Unaudited)

					January 1,
					2009
					(Date of
					Commencement
					of
					Development
					Stage) to
	Three Month Periods		Six Month Periods		June 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-
Expenses	23,930	28,690	52,830	55,825	1,154,924
Operating Loss	(23,930)	(28,690)	(52,830)	(55,825)	(1,154,924)

Other Income	-	-	-	388	388
Interest income	1	-	1	-	13,108
Debt forgiveness	-	-	-	-	13,781
Interest expense	(672)	-	(672)	-	(672)

Net Loss	(24,601)	(28,690)	(53,801)	(55,437)	(1,128,319)

Net Loss Attributable to Noncontrolling Interest	-	-	-	-	12,203

Net Loss Attributable to Amanasu Environment Corporation	(24,601)	(28,690)	(53,501)	(55,437)	(1,116,116)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	(162)	336	(431)	1,038	10,936
Attributable to noncontrolling interest	15	-	39	(94)	11
Net Other Comprehensive Income	(147)	336	(392)	944	10,947

Total Comprehensive Loss	$(24,748)	$(28,354)	$(53,893)	$(54,493)	$(1,105,169)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,000,816	44,100,816	44,000,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2014	2013	January 1, 2009 (Date of Commencement of Development Stage) to June 30, 2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(53,501)	$(55,437)	$(1,128,320)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	-	6,074
Cancellation of debts	-	-	(13,781)
Write offs of bad debts	-	-	138,931

Changes in assets and liabilities:
Increases in accounts payable and accrued expenses	21,042	12,877	48,684
Increases in taxes payable	-	-	34,676
Increase in employee loan	-	-	(2,900)

Net Cash Consumed By Operating Activities	(32,459)	(42,560)	(916,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	-	3,000	695,000
Loans to officer	-	-	(68,635)
Officer repayments	-	-	53,260
Net Cash Provided By Investing Activities	-	3,000	679,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	50,000	50,000
Repayment from shareholder advances	(6,465)	-	11,639
Officer advances	20,000	-	40,000
Sales of capital stock	-	-	100,000
Advance from affiliate	7,071	3,800	15,046
Short term loans	-	-	14,212
Net Cash Provided By Financing Activities	20,606	53,800	230,897

Effect on Cash of Exchange Rate Changes	-	1	(210)

Net Change in Cash Balances	(11,853)	14,241	(6,594)
Cash balance, beginning of period	12,842	3,600	7,583
Cash balance, end of period	$989	$17,841	$989

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of June 30, 2014 and 2013 and for the three and six month periods ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2013.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during these periods.

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at June 30, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS		SIX MONTH PERIODS
	2014	2013	2014	2013
Travel	$10,522	$4,673	$17,040	$8,866
Rent	8,400	8,757	17,157	17,157
Professional Fees	2,150	14,928	11,330	14,928

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2014 the Company received an advance in the amount of $7,071 from  Amanasu Techno Holdings Inc., a sister company, and $20,000 from the wife of the Company president.  In addition, there was a liability at March 31, 2014 of $8,400 for rent on a facility owned by the Company President and $20,000 accrued for secretarial services to the wife of the Company president.  The rent obligation increased by $8,400 in the second quarter of the 2014 year.  A $10,431 payment was made to a related party to reduce the obligation for interest on related party debt .

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

FINANCIAL RESULTS

Total Current Assets as of June 30, 2014 was $989, compared to $12,842 as of December 31, 2013.

Total Current Liabilities as of June 30, 2014 was $154,840, compared to $112,761 as of December 31, 2013.

The net loss of the three month period ended June 30, 2014 was $24,601, compared to $28,690 for the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed above, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures: $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. There are no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritek Corporation will need to issue and sell shares to gain capital for operations.

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

Amanasu Environment Corporation

August 14, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer