Form 10-Q
period 2014-09-30
AMANASU ENVIRONMENT CORP
filed 2014-11-19
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of November 14, 2014.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three and nine month periods ended September 30, 2014 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$4,552	$12,842
Total current assets	4,552	12,842

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	(25,859)	(25,859)
Net fixed assets	-	-

Total Assets	$4,552	$12,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$31,364	$49,376
Payroll and other taxes payable	30,768	32,056
Loans from shareholder	18,073	17,781
Amounts due to related parties	77,101	13,548
Total current liabilities	157,306	112,761
Commitments and contingencies – Note 3
Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Deficit accumulated during development stage	(1,115,907)	(1,062,616)
Deficit accumulated prior to development stage	(3,879,122)	(3,879,122)
Accumulated other comprehensive income	4,960	4,476

Total Amanasu Environment Corporation stockholders' deficit	(152,416)	(99,609)
Non controlling interest in subsidiary	(338)	(310)
Total stockholders' deficit	(152,754)	(99,919)
Total Liabilities and Stockholders' Deficit	$4,552	$12,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2014 and 2013
(Unaudited)

					January 1,
					2009
					(Date of
					Commencement
					of
					Development
					Stage) to
	Three Month Periods		Nine Month Periods		September 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-
Expenses	(1,200)	60,298	51,630	116,123	1,153,724
Operating income (loss)	1,200	(60,298)	(51,630)	(116,123)	(1,153,724)

Other income (expense)	(98)	-	(98)	388	290
Interest income	(1)	-	-	-	13,107
Debt forgiveness	-	-	-	-	13,781
Interest expense	(891)	-	(1,563)	-	(1,563)

Net income (loss)	210	(60,298)	(53,291)	(115,735)	(1,128,109)

Net Income Attributable to Noncontrolling Interest	-	-	-	-	12,203

Net Income (Loss) Attributable to Amanasu Environment Corporation	210	(60,298)	(53,291)	(115,735)	(1,115,906)

Other Comprehensive Loss:
Gain (loss) on foreign currency conversion	93	(51)	(338)	987	11,029
Attributable to noncontrolling interest	(11)	4	28	(90)	-
Net Other Comprehensive Income(Loss)	82	(47)	(310)	897	11,029

Total Comprehensive Income (Loss)	$292	$(60,345)	$(53,600)	$(114,838)	$(1,104,877)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,021,468	44,100,816	44,007,776

The accompanying notes are an integral part of these financial statements.

 AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013	January 1, 2009 (Date of Commencement of Development Stage) to September 30, 2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(53,291)	$(115,735)	$(1,128,110)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	-	6,074
Cancellation of debts	-	-	(13,781)
Write offs of bad debts	-	-	138,931
Increase in related party debt	20,000	-	20,000

Changes in assets and liabilities:
Increases (decrease) in accounts payable and accrued expenses	(18,012)	20,453	9,630
Increases in taxes payable	-	-	34,676
Increase in employee loan	-	-	(2,900)

Net Cash Consumed By Operating Activities	(51,303)	(95,282)	(935,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred on sale of subsidiary	-	-	(270)
Redemptions of certificates of deposit	-	3,000	695,000
Loans to officer	-	-	(68,635)
Officer repayments	-	-	53,260
Net Cash Provided By Investing Activities	-	3,000	679,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	50,000	50,000
Repayment from shareholder advances	-	-	18,104
Officer advances	35,750	-	55,750
Sales of capital stock	-	100,000	100,000
Advance from affiliate	7,071	25,048	15,046
Short term loans	-	-	14,212
Net Cash Provided By Financing Activities	42,821	175,048	253,112

Effect on Cash of Exchange Rate Changes	192	1	(18)

Net Changes in Cash Balances	(8,290)	82,767	(3,031)
Cash balance, beginning of period	12,842	3,600	7,583
Cash balance, end of period	$4,552	$86,367	$4,552

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of September 30, 2014 and 2013 and for the three and nine month periods ended September 30, 2014 and 2013, and for the period January 1, 2009 (date of commencement of development stage) to September 30, 2014., have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at September 30, 2014, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2014 the Company received an advance in the amount of $7,071 from  Amanasu Techno Holdings Inc., a sister company, and $35,750 from the wife of the Company president.  In addition, there was $20,000 accrued for administrative services to the wife of the Company president.

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

FINANCIAL RESULTS

Total current assets as of September 30, 2014 was $4,552, compared to $12,842 as of December 31, 2013.

Total current liabilities as of September 30, 2014 was $157,306, compared to $112,761 as of December 31, 2013.

The net income of the three month period ended September 30, 2014 was $210, compared to a net loss of $60,298 for the same period of 2013. The net income resulted from corrections of estimates made in previous quarters.  The Company experienced a $53,291 loss during the nine month period ended September 30, 2014 compared with a loss of $115,935 during the same period of 2013.  This improvement is the result of reductions in several categories of administrative expenses, including rent, consulting, and other fees.

LIQUIDITY AND CAPITAL RESOURCES

Other than the provision of alternating business planning costs discussed on PLAN OF OPERATION, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures: $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. There are no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritek Corporation will need to issue and sell shares to gain capital for operations.

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

Amanasu Environment Corporation

November 18, 2014	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer Chief Accounting Officer