Form 10-K
period 2014-12-31
AMANASU ENVIRONMENT CORP
filed 2015-04-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-32905

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
Common Stock, $0.01 par value
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2015, the last day of the registrant’s most recently completed second quarter, was $1,236,347.40.00.

As of March 15, 2015 the registrant had 44,100,816 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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
The Company is a development stage company, and has not conducted any operations or generated any revenue since its inception.

General

Amanasu Environment Corporation’s (herein after the "Company") principle business is in complete development of Environmental Technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing, sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company's parent company Amanasu Corporation, is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2015.

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

Overview and History

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

The Company’s goal for the next 2 years is to enter into the NASDAQ global market.

Employees

As of December 31, 2014, the Company has no full time employees.

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

Protection Of Intellectual Property

The success of the Company will be dependent, in part, upon the protection of its various proprietary technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions (See
"Description of Business - Proprietary Rights"). In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company's technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022 and Vancouver, British Columbia. The total premises are 2,000 square feet and are subleased at a monthly rate of $2,500 under a lease agreement which expires September 30, 2015. The Company shares the space with Amanasu Technologies Corporation, a reporting company under the Securities Exchange Act of 1934.In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The Company shares the space at each of the locations with Amanasu Techno Holdings Corporation, a reporting company under the Securities Exchange Act of 1934.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2014
Common stock price per share:
High	$0.65	$0.21	$0.21	$0.20	$0.65
Low	$0.21	$0.21	$0.20	$0.19	$0.19
Fiscal Year 2013
Common stock price per share
High	$0.03	$0.03	$0.03	$0.25	$0.25
Low	$0.02	$0.03	$0.03	$0.03	$0.02

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

Recent Sales Of Unregistered Securities

None

Private Placement

None

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amanasu Environment Corporation

The Company has three main objectives during the fiscal year ending December 31, 2015. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least two regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

Third, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Corporation. The Company must first reach an agreement with the relevant government agencies in Japan. The Company intends to focus on the prefectures of Miyagi, Iwate and Niigata and begin operations within two years. The Company cannot predict whether it will be successful with its objective.

Results of Operations

Total Current Assets at December 31, 2014 was $9,030 compared to $12,842 at December 31, 2013. The decrease is due primarily to a decrease in the cash balance.

Total current liabilities as of December 31, 2014 was $174,143 compared to $112,761 at December 31, 2013. The increase is due to increases in loans and advances from related parties.

Sales for the fiscal year ended December 31, 2014 were $ 0 compared to $ 0 for the same period of 2013.

Expense for the year ended December 31, 2014 was $66,595 compared to $145,729 for the same period of 2013.  The decrease is primarily due to lower rent, travel, and entertainment expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. Amanasu Environment Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Environment Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Michael F. Albanese, CPA

Parsippany, New Jersey

March 31, 2015

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets:
Cash	$8,030	$11,842
Certificates of deposit	1,000	1,000
Total current assets	9,030	12,842

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Total Assets	$9,030	$12,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$37,779	$49,376

Payroll and other taxes payable	28,125	32,056
Loans from shareholder	43,625	17,781
Advances from related parties	64,614	13,548
Total current liabilities	174,143	112,761

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 and 44,000,816, respectively issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,008,333)	(4,941,738)
Accumulated other comprehensive income	(5,761)	4,476

Total Amanasu Environment Corporation stockholders' equity	(164,919)	(99,609)
Non controlling interest in subsidiary	(194)	(310
Total stockholders' equity	(165,113)	(99,919)
Total Liabilities and Stockholders' Equity	$9,030	$12,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2014	2013

Expenses	$66,595	$145,729
Operating loss	(66,595)	(145,729)

Other Income:
Other income	-	388
Net loss	(66,595)	(145,341)
Net (income) loss attributable to noncontrolling interest	-	620
Net loss attributable to
Amanasu Environment Corporation	(66,595)	(144,721)
Other Comprehensive Income - net of minority interest
Gain on foreign exchange conversion	1,285	1,838
Total comprehensive loss	(65,310)	(142,883)
Net loss per share – basic and diluted	-	-
Average number of shares outstanding	44,100,816	44,031,227

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from December 31, 2012 to December 31, 2014

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2012	44,000,816	44,001	4,693,652	(4,797,017)	2,638	310	(56,416)
Net loss for year				(144,721)		(620)	(145,341)
Stock issued	100,000	100	99,900				100,000
Other comprehensive income					1,838		1,838
Balance December 31, 2013	44,100,816	$44,101	$4,793,552	$(4,941,738)	$4,476	$(310)	$(99,919)

Net loss for year				(66,595)			(66,595)
Other comprehensive income					1,285	116	1,401
Balance December 31, 2014	44,110,816	$44,101	$4,793,552	$(5,008,333)	$5,761	$(194)	$(165,113)

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2014	2013
CASH FLOWS FROM OPERATIONS
Net loss	$(66,595)	$(145,341)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in current assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities	(11,597)	(12,417)
Increase (decrease) in taxes payable	(3,931)	6,200

Net Cash Consumed By Operating Activities	(82,123)	(151,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemptions of certificates of deposit	-	3,000

Net Cash Provided By Investing Activities	-	3,000

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	25,844	50,000

Sale of capital stock	-	100,000

Advances from related parties	51,066	6,800

Net Cash Provided (Consumed) By Financing Activities	76,910	156,800

Effect on Cash of Exchange Rate Changes	(1,401)	-
Net Change in Cash Balance	(3,812)	8,242
Balance, beginning of period	11,842	3,600

Balance, end of period	$8,030	$11,842

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

On September 21, 2006, a 9% noncontrolling interest was sold in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". On April 27, 2009, the Company sold its 100% equity interest in Water to Amanasu Techno Holdings Corporation, a company that is controlled by Amanasu.  That sale was accounted for as a sale between companies under common control. Consideration for the sale was 200,000 shares of the common stock of the buyer, which had essentially no value.

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

2. AMENDMENTS TO DEVELOP STAGE ENTITY REPORTING REQUIREMENTS

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years I had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915 earlier than the effective date as this did not have a material effect on the financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Foreign Currency Translation

Some Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rates of exchange in effect at balance sheet dates 119.93 Japanese Yen to $ 1 USD at December 31. 2014 and 105.22 Japanese Yen to $1 USD at December 31. 2013.

b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange for each reporting period 105.85 Japanese Yen to $ 1 USD for the year ended December 31, 2014 and 97.58 Japanese Yen to $1 USD for the year ended December 31. 2013.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and certificates of deposit, approximate their fair values at December 31, 2014.

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

4. RELATED PARTY TRANSACTIONS

The Company shares office space in Vancouver, New York, and Tokyo with a company, Amanasu Techno Holdings, which is also controlled by Amanasu. This arrangement is on a month to month basis. There is currently no sharing of the cost of these facilities, as the Techno company is largely inactive. The net balance due to Amanasu Techno Holdings at December 31, 2014 was $13,871.

Amanasu is the principle shareholder of the Company.  In 2008 the Company acquired the right to collect debt owed by Amanasu to Shinwa.  The current balance of that receivable with foreign exchange fluctuations is $29,184.  During 2007 and 2008 Amanasu advanced funds to the Company totaling $1,045 (with exchange fluctuations.)  During 2013 Amanasu advanced funds to the Company in the amount of $50,000.  The net balance due to Amanasu at December 31, 2014 was $21,861.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

4. RELATED PARTY TRANSACTIONS (CONTINUED)

During the year 2011 the Company President made advances to the Company totaling $760.  During 2012 he made advances to the Company of $5,988 resulting in a balance of $6,748.  During 2013 an affiliated company advanced $6,800 to the Company and made payments on behalf of the Company in the amount of $18,248; the $18,248 was repaid during 2013.

5. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Japanese Tax Code permits such carryforwards for a period of seven years. The total of these NOL's at December 31, 2014 was $423,826 in Japan and $3,315,262 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2014 by $45,950 in the U.S., and decreased by $240,805 in Japan. The Japanese tax asset declined in 2014 because of expired net operating loss from a prior year, offset by benefit of current loss.

	U.S.	JAPAN
Deferred Tax Assets	$1,127,189	$171,219
Valuation Allowance	(1,127,189)	(171,219)
Balance Recognized	$-	$-

If not used, these carryforwards will expire as follows:

	U.S.	JAPAN

2015	$-	$290,197
2016	-	97,415
2017	-	6,888
2018	-	21,804
2019	2,703	1,322
2020	51,086	6,200
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-
2031	166,733	-
2032	141,835	-
2033	132,676	-

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

6. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and in Tokyo. During 2014 and 2013, the Company incurred rent expense of $17,514 and $33,096, respectively.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during 2014 or 2013. There were no non-cash financing or investing activities during either of these years.

8. GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $5,008,333, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

9.  EXPENSES

Major categories of expense consist of the following:

	2014	2013

Auto, travel and entertainment	$13,098	$36,224
Consultant	-	20,000
Rent	17,514	33,096
Utilities	3,107	3,606
Office and miscellaneous	7,521	15,302
Professional fees	12,830	23,333
Tax and duties	-	6,200
Corporate and filing fees	9,984	7,968
Interest	2,541	-

Total expenses	$66,595	$145,729

10.  SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2014 through the date of issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2014, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	64	1999	Chairman & Chief Executive Officer

Lina Lei	51	1999	Secretary

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

Lina Lei has been the Secretary of the Company since November 10, 1999. Ms. Lei was appointed a director in November 1999 and resigned from the board on August 21, 2002. From May 1990 to November 1999, Ms. Lei was employed by Thunder Company Ltd, Tokyo, Japan, in various capacities including as its managing director. Ms. Lei obtained a master's degree from Hitotsubashi University in Tokyo in 1990. During the past five years, Ms. Lei's work involvement has been limited to activities of the Company and that of Amanasu Techno Holdings Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2014 and December 31, 2013.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2014	-0-	-0-	-0-
	2013	-0-	-0-	-0-

Lina Lei (Secretary, Treasurer)	2014	-0-	-0-	-0-
	2013	-0-	-0-	20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 15, 2015, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 31, 2015. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	74.9%
Common Stock	Atsushi Maki (3) (4)	35,858,500	81.3%
Common Stock	Lina Lei (4)	35,858,500	81.3%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	81.3%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit fees paid to Michael F. Albanese, CPA during 2014 was $23,500 and to Jeffrey & Company, during 2013 was $12,920.
2. Audit related fees during 2014 and 2013 were$-0- and $9,763 respectively.
3. Caption tax fees during 2014 and 2013 were $-0- and $650 respectively.
4. All other fees during 2014 and 2013 were $-0- and $-0- respectively.
5. N/A
6. Not greater than 50% for 2014 and 2013.

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

April 10, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki

Director

April 10, 2015