Form 10-Q
period 2015-03-31
AMANASU ENVIRONMENT CORP
filed 2015-05-20
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of April 30, 2015.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended March 31, 2015 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$5,507	$8,030
Certificates of deposit	-	1,000
Total current assets	5,507	9,030

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-
Total Assets	$5,507	$9,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$31,109	$37,779

Payroll and other taxes payable	28,195	28,125
Loans from shareholder	52,200	43,625
Advances from related parties	65,641	64,614
Total current liabilities	177,145	174,143
Commitments and contingencies
Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,014,834)	(5,008,333))
Accumulated other comprehensive income	5,728	(5,761)

Total Amanasu Environment Corporation stockholders' equity	(171,453)	(164,919)
Non controlling interest in subsidiary	(185)	(194)
Total stockholders' equity	(171,638)	(165,113)
Total Liabilities and Stockholders' Equity	$5,507	$9,030

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31,
(Unaudited)

	2015	2014
Revenue	$-	$-
Expenses	(6,501)	(28,899)

Net Loss	(6,501)	(28,899)

Other Comprehensive Loss:
Loss on foreign currency conversion	(208)	(269)
Attributable to noncontrolling interest	2	24
Net Other Comprehensive Loss	(206)	(245)

Total Comprehensive Loss	$(6,707)	$(29,144)

Net Loss Per Share - basic and diluted	$-	$-
Weighted average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(6,501)	$(28,899)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(5,597)	21,094

Net Cash Consumed By Operating Activities	(12,098)	(7,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of certificates of deposit	1,000	-
Net Cash Provided By Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	8,575	-
Advance from affiliate	-	7,071
Net Cash Provided By Financing Activities	8,575	7,071

Effect on Cash of Exchange Rate Changes	-	1

Net Change in Cash Balances	(2,523)	(733)
Cash balance, beginning of period	8,030	11,842
Cash balance, end of period	$5,507	$11,109

The accompanying notes are an integral part of these financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of March 31, 2015 and 2014 and for the three month periods ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2014.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments for interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities during these periods.

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at March 31, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS
	2015	2014
Travel	$2,940	$6,635
Rent	-	8,757
Professional Fees	-	9,180

AMANASU ENVIRONMENT CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2015 the Company received an advance in the amount of $8,575 from the wife of the Company's President.  In addition, there was a liability at March 31, 2015 of $8,400 for rent on a facility owned by the Company President and $20,000 accrued for secretarial services to the secretary of the Company.

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

The following discussion should be read in conjunction with the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Quarterly Report and in the Annual Report for the year ended December 31, 2014.

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

On June 30, 2003, the Company acquired the exclusive worldwide rights to produce and market a patented technology that purifies seawater, and removes hazardous pollutants from wastewater. The rights were obtained pursuant to a license agreement with Etsuro Sakagami, the inventor, for a period of 30 years. As consideration for obtaining the license, the Company issued 1,000,000 shares to the inventor and 50,000 shares to a finder. The licensor is entitled to receive a two percent royalty on the gross receipts from the sale of the products related to the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

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

The Company's principal offices were relocated on April 1, 2010 from 115 East 57th Street 11th Floor New York, NY 10022, to 445 Park Avenue Center 10th floor New York, NY 10022 Telephone: 604-790-8799. The Tokyo branch has relocated from 3-7-11 Azabujuubann Minato-Ku Tokyo Japan to Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. Telephone: 03-5808-3663.

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

FINANCIAL RESULTS

Total current assets as of March 31, 2015 was $5,507, compared to $9,030 as of December 31, 2014.

Total current liabilities as of March 31, 2015 was $177,145, compared to $174,143 as of December 31, 2014.

The net loss of the three month period ended March 31, 2015 was $6,501, compared to a net loss of $28,899 for the same period of 2014.

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

•
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

Amanasu Environment Corporation

Date: May 20, 2015	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer