Form 10-Q
period 2015-06-30
AMANASU ENVIRONMENT CORP
filed 2015-08-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of August 10, 2015.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the three month period ended June 30, 2015 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$28,046	$8,030
Certificate of Deposit	-	1,000
Total current assets	28,046	9,030

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Total Assets	$28,046	$9,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$37,235	$37,779
Payroll and other taxes payable	27,485	28,125
Loans from shareholder	77,355	43,625
Amounts due to related parties	67,998	64,614
Total current liabilities	210,073	174,143

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Deficit accumulated during development stage	(5,025,475)	(5,008,333)
Accumulated other comprehensive income	5,985	5,761

Total Amanasu Environment Corporation stockholders' deficit	(181,837)	(164,919)
Non controlling interest in subsidiary	(190)	(194)
Total stockholders' deficit	(182,027)	(165,113)
Total Liabilities and Stockholders' Deficit	$28,046	$9,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30,
(Unaudited)

	Three Month Periods		Six Month Periods
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-
Expenses	8,849	23,930	14,268	52,830
Operating Loss	(8,849)	(23,930)	(14,268)	(52,830)

Interest income	-	1	-	1
Interest expense	(1,792)	(672)	(2,874)	(672)

Net Loss	(10,641)	(24,601)	(17,142)	(53,501)

Other Comprehensive Loss:

Gain (loss) on foreign currency conversion	163	(162)	(45)	(431)
Attributable to noncontrolling interest	2	15	4	39
Net Other Comprehensive Income	165	(147)	(41)	(392)

Total Comprehensive Loss	$(10,476)	$(24,748)	$(17,183)	$(53,893)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(17,142)	$(53,501)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increases (decrease) in accounts payable and accrued expenses	(544)	21,042
(Decrease) in taxes payable	(640)	-

Net Cash Consumed By Operating Activities	(18,326)	(32,459)

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemptions of certificates of deposit	1,000	-
Net Cash Provided By Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	33,730	-
Repayment from shareholder advances	-	(6,465)
Officer advances	3,384	20,000

Advance from affiliate	-	7,071
Net Cash Provided By Financing Activities	37,114	20,606

Effect on Cash of Exchange Rate Changes	228	-

Net Changes in Cash Balance	20,016	(11,853)
Cash balance, beginning of period	8,030	12,842
Cash balance, end of period	$28,046	$989

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of June 30, 2015 and 2014 and for the three and six month periods ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at June 30, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS		SIX MONTH PERIODS
	2015	2014	2015	2014
Travel	$3,331	$10,522	$5,618	$17,040
Rent	-	8,400	1,690	17,157
Professional Fees	-	2,150	-	11,330

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2015 the Company received advances in the amount of $10,675 from  the wife of the Company's president and $23,055 from the President.  In addition, there was a liability at June 30, 2015 of $8,400 for rent on a facility owned by the Company President and $20,000 accrued for secretarial services to the wife of the Company president.

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

FINANCIAL RESULTS

Total current assets as of June 30, 2015 was $28,046, compared to $9,030 as of December 31, 2014.

Total current liabilities as of June 30, 2015 was $210,073, compared to $174,143 as of December 31, 2014.

The net loss of the three month period ended June 30, 2015 was $(10,641), compared to a net loss of $(24,601) for the same period of 2014.

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

●
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

Amanasu Environment Corporation

Date: August 10, 2015	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer