Form 10-Q
period 2015-09-30
AMANASU ENVIRONMENT CORP
filed 2015-11-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 44,100,816 as of November 13, 2015.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED September 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited consolidated financial statements for the nine month period ended September 30, 2015 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$50,288	$8,030
Certificate of Deposit	-	1,000
Total current assets	50,288	9,030

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	25,859	25,859
Net fixed assets	-	-

Total Assets	$50,288	$9,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$27,398	$37,779
Payroll and other taxes payable	27,485	28,125
Loans from shareholder	147,370	43,625
Amounts due to related parties	67,998	64,614
Total current liabilities	270,251	174,143

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Deficit accumulated during development stage	(5,063,411)	(5,008,333)
Accumulated other comprehensive income	5,985	5,761
Total Amanasu Environment Corporation stockholders' deficit	(219,773)	(164,919)
Non controlling interest in subsidiary	(190)	(194)
Total stockholders' deficit	(219,963)	(165,113)

Total Liabilities and Stockholders' Deficit	$50,288	$9,030

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	Three Month Periods		Nine Month Periods
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-
Expenses	36,021	(1,200)	50,289	51,630
Operating income (loss)	(36,021)	1,200	(50,289	(51,630)

Other income (expense)	-	(98	-	(98)
Interest income	-	(1	-	-
Interest expense	(1,915)	(891)	(4,789)	(1,563)

Net Loss	(37,936)	210	(55,078)	(53,291)

Other Comprehensive Loss:	-		-

Gain (loss) on foreign currency conversion	-	93	(45)	(338)
Attributable to noncontrolling interest	-	(11)	4	28
Net Other Comprehensive Income (Loss)	-	82	41	(310)

Total Comprehensive Loss	$(37,936)	$292	$(55,119)	$(53,601)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(55,078)	$(53,291)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes not requiring the outlay of cash:
Effect on Cash of Exchange Rate Changes	228	192
Increase in related party debt	-	20,000
Changes in assets and liabilities:
Increases (decrease) in accounts payable and accrued expenses	(10,381)	(18,012)
(Decrease) in taxes payable	(640)	-
Net Cash Consumed By Operating Activities	(65,871)	(51,303)

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemptions of certificates of deposit	1,000	-

Net Cash Provided By Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	33,730	-
Officer advances	73,399	35,750
Advance from affiliate	-	7,071
Net Cash Provided By Financing Activities	107,129	42,821

Net Changes in Cash Balance	42,258	(8,290)
Cash balance, beginning of period	8,030	12,842
Cash balance, end of period	$50,288	$4,552

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Amanasu Environment Corporation ("the Company") as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

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

3. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had an accumulated deficit at September 30, 2015, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. EXPENSES

Major items included in expense are presented below.

	THREE MONTH PERIODS		SIX MONTH PERIODS		NINE MONTH PERIODS
	2015	2014	2015	2014	2015	2014
Travel	$3,331	$10,552	$5,618	$17,040	$6,139	$17,040
Rent	-	8,400	1,690	17,157
Professional Fees	2,500	2,150	5,000	11,330	7,500

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2015 the Company received advances in the amount of $10,675 from the secretary of the Company's president and $113,070 from the President.  In addition, there was a liability at September 30, 2015 of $8,400 for rent on a facility owned by the Company President.

During the third quarter of 2015, six checks issued by the Company in 2014, with total amount of $18,474.35 were cashed.

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

FINANCIAL RESULTS

Total current assets as of September 30, 2015 was $50,288, compared to $9,030 as of December 31, 2014.

Total current liabilities as of September 30, 2015 was $270,251, compared to $174,143 as of December 31, 2014.

The net loss of the nine month period ended September 30, 2015 was $(55,078), compared to a net loss of $(53,291) for the same period of 2014.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Furnish the Exhibits required by Item 601 of Regulation S-K (229.407 of this chapter).

Exhibit No.	Description

Exhibit 31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Amanasu Environment Corporation

Date: November 13, 2015	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer