Form 10-K
period 2015-12-31
AMANASU ENVIRONMENT CORP
filed 2016-04-01
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31261

AMANASU ENVIRONMENT CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0347883
(State of incorporation)	(IRS Employer Identification Number)

445 Park Avenue Center, 10th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (604) 790-8799

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes☐ No☒

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 28, 2015 (the last business day of our most recently completed second fiscal quarter) was $1,236,347 using the closing price on June 30, 2015.

As of March 24, 2016, the registrant had 44,100,816 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated By Reference:  None.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2016.

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

It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company cannot predict whether it will be successful in developing commercial products, or establishing affiliations with any operating company.

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

The Company’s goal for the next few years is to enter into the NASDAQ global market.

Employees

As of December 31, 2015, the Company has no full time employees.

ITEM 1A. RISK FACTORS

Ability To Develop Commercial Product

The Company presently maintains rights to three different technologies. At this time, proto-type versions of products for each of the three technologies have been developed, however, none of the products are commercially ready for sale. In order to reach a stage of commercial sales for the products, the Company prefers to put emphasis on joint venturing and funding a company who has advanced technological knowledge and progressed sales history of the same field for the purpose of cooperation. The Company cannot predict that it will be successful in developing commercially ready products for any of the technologies in the near future or at any time.

Rapid Technological Changes

The industries in which the Company intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies cannot or will not be overcome by technological advances in the respective industries rendering the Company's technologies obsolete or non-competitive.

Lack of Indications of Product Acceptability

The success of the Company will be dependent upon its ability to develop commercially acceptable products and to sell such products in quantities sufficient to yield profitable results. To date, the Company has received no indications of the commercial acceptability of any of its proposed products. Accordingly, the Company cannot predict whether its products can be marketed and sold in a commercial manner.

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

Protection Of Intellectual Property

The success of the Company will be dependent, in part, upon the protection of its various proprietary technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions.  In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company's technologies, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement which expires October 1, 2017. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month and is also shared with Amanasu Techno Holdings Corp . In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2014
Common stock price per share:
High	$0.65	$0.21	$0.21	$0.20	$0.65
Low	$0.21	$0.21	$0.20	$0.19	$0.19
Fiscal Year 2015
Common stock price per share
High	$0.19	$0.15	$0.15	$0.15	$0.19
Low	$0.15	$0.15	$0.15	$0.07	$0.07

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

Holders

The Company has approximately 48 holders of its Common Stock as of March 24, 2016. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Recent Sales Of Unregistered Securities

None

Private Placement

None

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amanasu Environment Corporation

Forward Looking Statements

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 7.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except, as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below.

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2016. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will assist for another 2 years in the design, and approval process for the product from at least two regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operation (continued)

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

Results of Operations

There were no revenues for the years ended December 31, 2015 and 2014.

Operating expenses increased $41,354 to $97,965 for the year ended December 31, 2015 as compared to $56,611 for the year ended December 31, 2014, primarily as a result of higher consulting fees.

Interest expense decreased $3,701 to $6,283 for the year ended December 31, 2015 as compared to $9,984 for the year ended December 31, 2014.

Liquidity and Capital Resources

Total current assets at December 31, 2015 was $44,279 compared to $9,030 at December 31, 2014. The increase is due primarily due to  a higher cash balance as a result of loans from shareholders.

Total current liabilities as of December 31, 2015 was $313,807 compared to $174,143 at December 31, 2014. The increase is due to increases in loans and advances from related parties.

Cash requirements for the next 12 months are estimated to be $163,000. This amount is comprised of the following estimated expenditures:  $100,000 in consulting fees, office expenses and travel, $18,000 for rent, $30,000 for professional fees, and $15,000 for miscellaneous expenses. The Company has no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritek will need to issue and sell shares to gain capital for operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amanasu Environment Corporation

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2015. Amanasu Environment Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amanasu Environment Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Michael F. Albanese, CPA
Parsippany, New Jersey
March 30, 2016

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Current Assets:
Cash	$44,279	$8,030
Certificates of deposit	-	1,000
Total current assets	44,279	9,030

Fixed Assets:
Automotive equipment	25,859	25,859
Less, accumulated depreciation	(25,859)	(25,859)
Net fixed assets	-	-

Total Assets	$44,279	$9,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$25,375	$37,779
Taxes payable	28,057	28,125
Loans from shareholder	214,191	43,625
Due to related parties	46,184	64,614
Total current liabilities	313,807	174,143

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 and 44,100,816, respectively issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,112,581)	(5,008,333)
Accumulated other comprehensive income	5,590	5,761

Total Amanasu Environment Corporation stockholders' equity	(269,338)	(164,919)
Non controlling interest in subsidiary	(190)	(194)
Total stockholders' equity	(269,528)	(165,113)
Total Liabilities and Stockholders' Equity	$44,279	$9,030

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,

	2015	2014

Operating Expenses	$97,965	$56,611
Operating loss	(97,965)	(56,611)

Other Income (Expense):
Interest Expense	(6,283)	(9,984)

Net loss	(104,248)	(66,595)
Net income (loss) attributable to non-controlling interest	4	-

Net loss attributable to Amanasu Environment Corp Shareholders	(104,252)	(66,595)

Other Comprehensive Income:
Gain (loss) on foreign exchange conversion	(171)	1,285
Total comprehensive loss	$(104,423)	$(65,310)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from December 31, 2013 to December 31, 2015

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2013	44,000,816	44,001	4,793,552	(4,941,738)	4,476	(310)	(99,919)
Net loss for year				(66,595)			(66,595)
Other comprehensive income					1,285	116	1,401
Balance December 31, 2014	44,100,816	$44,101	$4,793,552	$(5,008,333)	$5,761	$(194)	$(165,113)

Net loss for year				(104,248)			(104,248)
Other comprehensive income					(171)	4	(167)
Balance December 31, 2015	44,100,816	$44,101	$4,793,552	$(5,112,581)	$5,590	$(190)	$(269,528)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2015	2014
CASH FLOWS FROM OPERATIONS
Net loss	$(104,248)	$(66,595)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not involving use of cash:
Depreciation and amortization	-	-

Changes in current assets and liabilities:

Decrease (increase) in certificates of deposit	1,000	-
Increase (decrease) in accounts payable and accrued expenses	(12,404)	(11,597)
Increase (decrease) in taxes payable	(68)	(3,931)

Net Cash Consumed By Operating Activities	(115,720)	(82,123)

CASH FLOWS FROM INVESTING ACTIVITIES
None	-	-

Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	170,566	25,844
Due to related parties	(18,430)	51,066

Net Cash Provided By Financing Activities	152,136	76,910

Effect on Cash of Exchange Rate Changes	(167)	1,401
Net Change in Cash Balance	36,249	(3,812)
Balance, beginning of year	8,030	11,842

Balance, end of year	$44,279	$8,030

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

On September 21, 2006, a 9% non-controlling interest was sold in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". On April 27, 2009, the Company sold its 100% equity interest in Water to Amanasu Techno Holdings Corporation, a company that is controlled by Amanasu.  That sale was accounted for as a sale between companies under common control. Consideration for the sale was 200,000 shares of the common stock of the buyer, which had essentially no value.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Non-controlling Interest:

Non-controlling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as non-controlling interest.

On September 21, 2006, a 9% non-controlling interest was sold in Holdings. Also on September 21, 2006, Holdings formed another subsidiary, named Amanasu Water Corporation (Water). Water's plan of operation was to market a new type of water called "Hydrogen-ion water". On April 27, 2009, the Company sold its 100% equity interest in Water to Amanasu Techno Holdings Corporation, a company that is controlled by Amanasu.  That sale was accounted for as a sale between companies under common control. Consideration for the sale was 200,000 shares of the common stock of the buyer, which had essentially no value.

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis, with lives of seven years for furniture and equipment and five years for computers and automobiles.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Income Taxes (continued)

future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

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

Foreign Currency Translation

Some Company assets are located in Japan. These assets and related liabilities are recorded on the books of the Company in the currency of Japan (Yen), which is the functional currency. They are translated into US dollars as follows:

a. Assets and liabilities at the rates of exchange in effect at balance sheet dates 120.22 Japanese Yen to $ 1 USD at December 31. 2015 and 119.93 Japanese Yen to $1 USD at December 31. 2014.

b. Equity accounts at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

c. Revenues and expenses, at the average rates of exchange for each reporting period 105.85 Japanese Yen to $ 1 USD for the year ended December 31, 2014. There were no revenues or expenses related to the operations in Japan for the year ended December 31, 2015.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2015 and, 2014, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2015 and 2014, which include cash and certificates of deposit and accounts payable, accrued liabilities, loans payable and advances from related parties approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Income Tax Uncertainties

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2015 and 2014, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2015 and 2014.

Recent Accounting Pronouncements

The Company does not expect recent accounting pronouncements to have a material effect on its financial position, results of operations or cash flows.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

4. RELATED PARTY TRANSACTIONS

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement which expires October 1, 2017. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due to Amanasu Techno Holdings at December 31, 2015 and 2014 were $25,297 and $13,871, respectively.

Amanasu Corp. is the principle shareholder of the Company.  In 2008 the Company acquired the right to collect debt owed by Amanasu to Shinwa.  The current balance of that receivable with foreign exchange fluctuations is $29,184.  During 2007 and 2008 Amanasu advanced funds to the Company totaling $1,045 (with exchange fluctuations.)  During 2013 Amanasu advanced funds to the Company in the amount of $50,000.  The net balance due to Amanasu Corp. was $20,887 and $21,861 at December 31, 2015 and 2014, respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence).

The Company receives periodic advances from the Company’s President, based upon the Company’s cash flow needs. Amounts are due on demand.  At December 31, 2015 and December 31, 2014, $153,055 and $-0-, respectively, was due to the Company’s President. Interest expense is accrued at 4.45% at December 31, 2015 and December 31, 2014, respectively. Accrued interest was $7,459 and $7,087 at December 31, 2015 and 2014, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

Loans from shareholder and affiliate were $61,136 and $80,982, respectively, at December 31, 2015 and 2014.

5. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased office facilities in Vancouver, British Columbia, New York City, and in Tokyo. During the years ended December 31, 2015 and 2014, the Company incurred rent expense of $17,178 and $17,514, respectively.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during 2015 or 2014. There were no non-cash financing or investing activities during either of these years.

7.  EXPENSES

Major categories of expense consist of the following:

	2015	2014

Auto, travel and entertainment	$18,318	$13,098
Consultant	20,000	-
Rent	17,178	17,514
Utilities	3,775	3,107
Office and miscellaneous	8,774	7,521
Professional fees and corporate filing fees	29,920	22,814
Interest	6,283	9,984

Total expenses	$104,248	$66,595

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

8. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Japanese Tax Code permits such carryforwards for a period of seven years. The total of these NOL's at December 31, 2015 was $133,629 in Japan and $3,486,105 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These deferred tax assets increased during 2015 by $104,248 in the U.S., and decreased by $240,805 in Japan. The Japanese tax asset declined in 2014 because of expired net operating loss from a prior year, offset by benefit of current loss.

	U.S.	JAPAN
Deferred Tax Assets	$1,185,276	$53,986
Valuation Allowance	(1,185,276)	(53,986)
Balance Recognized	$-0-	$-0-

If not used, these carryforwards will expire as follows:
	U.S.	JAPAN
2016	-	97,415
2017	-	6,888
2018	-	21,804
2019	2,703	1,322
2020	51,086	6,200
2021	224,737	-
2022	73,550	-
2023	110,126	-
2024	107,443	-
2025	598,417	-
2026	332,988	-
2027	553,371	-
2028	363,595	-
2029	135,200	-
2030	320,802	-
2031	166,733	-
2032	141,835	-
2033	132,676	-
2034	66,595	-
2035	104,248	-
	$3,486,105	$133,629

9. GOING CONCERN

The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $5,112,581, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

10.  SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2015 through the date of issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of December 31, 2014, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	67	1999	Chairman & Chief Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2015 and December 31, 2014.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2015	-0-	-0-	-0-
	2014	-0-	-0-	-0-

The officer of the Company is not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officer. Its officer intends to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company's board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no other fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 24, 2016, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 24, 2016. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Michael F. Albanese, CPA, our independent registered public accountants in 2015 and 2014.

	2015	2014

Audit Fees	$20,000	$25,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	20,000	25,500
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$25,500

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees No fees under these categories were paid to Michael F. Albanese, CPA in 2015 and 2014.

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

March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

March 30, 2016