Form 10-Q
period 2016-03-31
AMANASU ENVIRONMENT CORP
filed 2016-05-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0347883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue Center, 10th Floor New York, NY 10022
(Address of principal executive offices)

(604) 790-8799
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 30, 2016, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$13,433	$44,279
Prepaid expenses	2,625	-
Total current assets	16,058	44,279

Fixed Assets:
Automotive equipment	25,859	25,859
Less: accumulated depreciation	(25,859)	(25,859)
Total other assets	-	-

Total Assets	$16,058	$44,279

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$25,729	$25,375
Taxes payable	29,962	28,057
Loans from shareholders	214,654	214,191
Due to related parties	40,269	46,184
Total current liabilities	310,614	313,807

Total liabilities	310,614	313,807

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,136,932)	(5,112,581)
Accumulated other comprehensive income	4,913	5,590
Total Amanasu Environment Corporation stockholders' deficit	(294,366)	(269,338)
Non-controlling interest in subsidiary	(190)	(190)
Total stockholders’ deficit	(294,556)	(269,528)

Total Liabilities and Stockholders' Deficit	$16,058	$44,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Operating expenses	$21,802	$6,501
Total operating expenses	21,802	6,501

Operating loss	(21,802)	(6,501)

Other Income (Expense):
Interest Expense	(2,549)	-

Net loss	(24,351)	(6,501)

Net gain attributable to non-controlling interest	-	2

Net loss attributable to Amanasu Environment Corp Shareholders	(24,351)	(6,499)

Other Comprehensive Income:
Loss on foreign exchange conversion	(677)	(208)
Total comprehensive loss	$(25,028)	$(6,707)

Net loss per share – basic and diluted	$(0.00)	$(0.00
Average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(24,351)	$(6,501)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase in prepaid expenses	(2,625)	-
Increase (decrease) in accrued expenses	354	(5,597)
Increase in taxes payable	1,905	-
Increases (decrease) in amounts due to related parties	(5,915)	-
Total Cash Consumed by Operating Activities	(30,632)	(12,098)

CASH FLOWS FROM INVESTING ACTIVITIES

Redemption of certificates of deposit	-	1,000
Total Cash Provided by Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder, net	463	8,575
Repayment of loans from shareholder and officer	-	-
Total Cash Provided by Financing Activities	463	8,575

Effect of Exchange rate changes	(677)	-
Net Change In Cash	(30,846)	(2,523)

Cash balance, beginning of period	44,279	8,030

Cash balance, end of period	$13,433	$5,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and statements of cash flows for the three months ended March 31, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%.  At March 31, 2016 and December 31, 2015, $214,654 and $214,191, respectively, was due to the shareholders and officers, and accrued interest of $10,008, and $7,459 at March 31, 2016 and December 31, 2015, respectively.  Interest expense associated with this loan was $2,549 and $-0- for the three months ended March 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPANY OVERVIEW (continued)

History (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPANY OVERVIEW (continued)

Current (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Selling, general and administrative expenses increased $15,301 to $21,802 for the three months March 31, 2016 as compared to $6,501 for the three months ended March 31, 2015 primarily as a result of higher rent expense and professional fees.

As a result of the above, the Company incurred a loss from operations of $21,802 for the three months ended March 31, 2016 as compared to a loss from operations of $6,501 for the three months ended March 31, 2015.

Interest expense increased as a result of the increase in advances from shareholders and officers.

As a result of the above, the Company incurred a net loss of $24,351 for the three months ended March 31, 2016 as compared to a net loss of $6,501 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company's minimum cash requirements for the next twelve months are estimated to be $60,000, including rent, audit and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

Other than the provision of alternating business planning costs discussed on plan of operation, the Company's cash requirements for the next 12 months are estimated to be $165,000. This amount is comprised of the following estimate expenditures: $100,000 in annual salaries for office personnel, office expenses and travel, $30,000 for rent, $20,000 for professional fees, and $15,000 for miscellaneous expenses. There are no material commitments for capital at this time other than as described above. The Company and/or Amanasu Maritek Corporation will need to issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

OFF-BALANCE SHEET ARRANAGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 31, 2016 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

Amanasu Environmental Corporation

Date: May 13, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer