Form 10-Q
period 2016-06-30
AMANASU ENVIRONMENT CORP
filed 2016-08-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 1, 2016, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$11,023	$44,279
Total current assets	11,023	44,279

Total Assets	$11,023	$44,279

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$22,482	$17,916
Accrued interest - shareholders	12,141	7,459
Taxes payable	32,684	28,057
Loans from shareholders	220,316	214,191
Due to related parties	37,157	46,184
Total current liabilities	324,780	313,807

Total liabilities	324,780	313,807

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,155,162)	(5,112,581)
Accumulated other comprehensive income	3,942	5,590
Total Amanasu Environment Corporation stockholders' deficit	(313,567)	(269,338)
Non-controlling interest in subsidiary	(190)	(190)
Total stockholders’ deficit	(313,757)	(269,528)

Total Liabilities and Stockholders' Deficit	$11,023	$44,279

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Month Periods		Six Month Periods
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	16,097	$8,849	37,899	14,268
Total operating expenses	16,097	8,849	37,899	14,268
Operating loss	(16,097)	(8,849)	(37,899	(14,268

Other Expense:
Interest expense - shareholders	(2,133)	(1,792)	(4,682)	(2,874)

Net loss	(18,430)	(10,641)	(42,581)	(17,142)

Other Comprehensive Loss:
Income (loss) on foreign currency conversion	(971)	2	(1,648)	4

Total Comprehensive Loss	$(19,401)	$(10,476)	$(44,229)	$(17,183)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

   The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(42,581)	$(17,142)
Adjustments to reconcile net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	8,549	(544)
Increase (decrease) in taxes payable	-	(640)
Total Cash Consumed by Operating Activities	(34,032)	(18,326)

CASH FLOWS FROM INVESTING ACTIVITIES

Redemption of certificates of deposit	-	1,000
Total Cash Provided by Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder, net	5,000	33,730
Repayment to related parties	(4,224)	-
Officer advances	-	3,384
Total Cash Provided by Financing Activities	776	37,114

Effect of Exchange rate changes	-	228

Net Change In Cash	(33,256)	(20,016)

Cash balance, beginning of period	44,279	8,030

Cash balance, end of period	$11,023	$28,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$	$
Cash paid for income taxes	$	$

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and statements of cash flows for the six months ended June 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $313,757 and an accumulated deficit of $5,155,162at June 30, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to a continuing effort to investigate business acquisitions and joint ventures.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. At June 30, 2016 and December 31, 2015, $220,316 and $214,191, respectively, was due to the shareholders and officers, and accrued interest of $12,141, and $7,459 at June 30, 2016 and December 31, 2015, respectively. Interest expense associated with this loan was $2,133 and $4,632 for the three and six months ended June 30, 2016, respectively, as compared to $1,792 and $2,874 for the three and six months ended June 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability. At June 30, 2016 and December 31, 2016, amounts due to related were $37,157 and $46,184, respectively, which are non-interest bearing and due on demand.

4. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded a 100% valuation allowance against deferred taxes.

5. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2016 through the issuance of the accompanying financial statements, and determined that no significant event needs to be disclosed in these consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2016. There can be no assurance that the Company will be able to raise the funds on acceptable terms or at all.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Selling, general and administrative expenses increased $7,248 and $23,631 to $16,097 and $37,899 for the three and six months June 30, 2016, respectively, as compared to $8,849 and $14,268 for the three and six months ended June 30, 2015, respectively, primarily as a result of higher rent expense and professional fees.

As a result of the above, the Company incurred losses from operations of $16,097 and $37,899 for the three and six months ended June 30, 2016, respectively, as compared to losses from operations of $8,849 and $14,268 for the three and six months ended June 30, 2015, respectively.

Interest expense increased as a result of the increase in advances from shareholders and officers.

As a result of the above, the Company incurred a net losses of $18,430 and $42,581 for the three and six months ended June 30, 2016, respectively, as compared to net losses of $10,641 and $17,142 for the three and six months ended June 30, 2015, respectively.

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

Amanasu Environmental Corporation

Date: August 15, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer