Form 10-Q
period 2016-09-30
AMANASU ENVIRONMENT CORP
filed 2016-11-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$5,022	$44,279
Total current assets	5,022	44,279

Total Assets	$5,022	$44,279

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$28,781	$17,916
Accrued interest - shareholders	14,329	7,459
Taxes payable	33,280	28,057
Loans from shareholders	227,261	214,191
Due to related parties	32,601	46,184
Total current liabilities	336,252	313,807

Total liabilities	336,252	313,807

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,172,423)	(5,112,581)
Accumulated other comprehensive income	3,730	5,590
Total Amanasu Environment Corporation stockholders' deficit	(331,040)	(269,338)
Non-controlling interest in subsidiary	(190)	(190)
Total stockholders’ deficit	(331,230)	(269,528)

Total Liabilities and Stockholders' Deficit	$5,022	$44,279

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	15,073	36,021	52,972	50,289
Total operating expenses	15,073	36,021	52,972	50,289

Operating loss	(15,073)	(36,021)	(52,972)	(50,289)

Other Expense:
Interest expense - shareholders	(2,188)	(1,915)	(6,870)	(4,789)

Net loss	(17,261)	(37,936)	(59,842)	(55,078)

Other Comprehensive Loss:
Attributable to controlling interest	-	-	-	4
Income (loss) on foreign currency conversion	(212)	-	(1,860)	(45)

Total Comprehensive Loss	$(17,473)	$(37,936)	$(61,702)	$(55,119)

Net Loss Per Share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(59,842)	$(55,078)

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	16,948	(10,381)
Increase (decrease) in taxes payable	-	(640)
Total Cash used in by Operating Activities	(42,894)	(66,099)

CASH FLOWS FROM INVESTING ACTIVITIES

Redemption of certificates of deposit	-	1,000
Total Cash Provided by Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder, net	11,800	33,730
Repayment to related parties	(8,163)	-
Officer advances	-	73,399
Total Cash Provided by Financing Activities	3,637	107,129

Effect of Exchange rate changes	-	228

Net Change In Cash	(39,257)	42,258

Cash balance, beginning of period	44,279	8,030

Cash balance, end of period	$5,022	$50,288

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Annual Report”).

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $331,230 and an accumulated deficit of $5,172,423 at September 30, 2016, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

3. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. All advances bear interest at 4.45%. At September 30, 2016 and December 31, 2015, $227,261 and $214,191, respectively, was due to the shareholders and officers, and accrued interest of $14,329, and $7,459 at September 30, 2016 and December 31, 2015, respectively. Interest expense associated with this loan was $2,188 and $6,870 for the three and nine months ended September 30, 2016, respectively, as compared to $1,915 and $4,789 for the three and nine months ended September 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability. At September 30, 2016 and December 31, 2015, amounts due to related were $32,601 and $46,184, respectively, which are non-interest bearing and due on demand.

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

5. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

6. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2016 through the issuance of the accompanying financial statements, and determined that no significant event needs to be disclosed in these consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION

The Company has three main objectives. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

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

Results of Operations

General and administrative expenses decreased $20,948 (58.2%) to $15,073 for the three months ended September 30, 2016 as compared to $36,021 for the three months ended September 30, 2015, primarily as a result of lower consulting fees.

General and administrative expenses increased $2,683 to $52,972 for the nine months ended September 30, 2016 as compared to $50,289 for the nine months ended September 30, 2015. This increase is primarily due to higher professional fees and rent expense mostly offset by lower consulting fees.

As a result of the above, the Company incurred losses from operations of $15,073 and $52,972 for the three and nine months ended September 30, 2016, respectively, as compared to losses from operations of $36,021 and $50,289 for the three and nine months ended September 30, 2015, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Interest expense increased as a result of the increase in advances from shareholders and officers.

As a result of the above, the Company incurred a net losses of $17,261 and $59,842 for the three and nine months ended September 30, 2016, respectively, as compared to net losses of $37,936 and $55,078 for the three and nine months ended September 30, 2015, respectively.

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

Our working capital deficit increased $61,702 to $331,230 at September 30, 2016 as compared to $269,528 at December 31, 2015 primarily due lower cash balances and an increase in accounts payable and accrued expenses and in advances from shareholders and officers and accrued interest.

During the nine months ended September 30, 2016, the Company had a net decrease in cash of $39,257. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2016, the Company used $42,897 in cash for operations as compared to $66,099 in cash for the nine months ended September 30, 2015, primarily as a result of the increase in accounts payable and accrued expenses.

Cash provided by investing activities. Net cash provided by investing activities was $-0- for the nine months ended September 30, 2016 as compared to $1,000 for the nine months ended September 30, 2015, due to a decrease in the amount due to lower redemption of certificates of deposit.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $3,637 as compared to $107,129 for the nine months ended September 30, 2015 primarily as a result of lower advances from shareholders and officers.

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

Amanasu Environmental Corporation

Date: November 14, 2016	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer