Form 10-K
period 2016-12-31
AMANASU ENVIRONMENT CORP
filed 2017-04-17
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2016 (the last business day of our most recently completed second fiscal quarter) was $741,808 using the closing price on June 30, 2016. As of March 24, 2017, the registrant had 44,100,816 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated By Reference: None.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

Employees

As of December 31, 2016, the Company has no full time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2017. The Company shares the space with Amanasu Techno Holdings Corp (“ATC”), shares of a reporting company under the Securities Exchange Act of 1934. Our major stockholder and officer own approximately 86% of ATC’s outstanding shares of common stock. ATC is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month and is also shared with ATC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2016
Common stock price per share:
High	$0.08	$0.14	$0.09	$0.09	$0.14
Low	$0.07	$0.07	$0.09	$0.09	$0.07
Fiscal Year 2015
Common stock price per share
High	$0.19	$0.15	$0.15	$0.15	$0.19
Low	$0.15	$0.15	$0.15	$0.07	$0.07

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2017. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

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

Results of Operations

There were no revenues for the years ended December 31, 2016 and 2015.

Operating expenses decreased $1,702 to $70,453 for the year ended December 31, 2016 as compared to $72,155 for the year ended December 31, 2015.

Interest expense increased $4,432 to $11,766 for the year ended December 31, 2016 as compared to $7,334 for the year ended December 31, 2015.

Liquidity and Capital Resources

Total current assets at December 31, 2016 was $6,038 compared to $44,279 at December 31, 2015. The decrease is due primarily due to the lower cash balance.

Total current liabilities as of December 31, 2016 was $333,300 compared to $289,048 at December 31, 2015. The increase is due to increases in accounts payable and accrued expenses, accrued interest and loans and advances from related parties offset partially by lower amounts due to related parties.

The Company's minimum cash requirements for the next twelve months are estimated to be $60,000, including rent, audit and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to acquire debt or issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans.  There is no current commitment for either of these fund sources.

During the year ended December 31, 2016, the Company had a net decrease in cash of $38,241. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2016, the Company used $49,872 in cash for operations as compared to $97,101 in cash for the year ended December 31, 2015, primarily as a result of the increase in accounts payable and accrued expenses and the lower operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $11,133 as compared to $133,584 for the year ended December 31, 2015 primarily as a result of lower advances from shareholders and officers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amanasu Environment Corporation
New York, NY

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholdersí deficit, and cash flows for the years ended December 31, 2016 and 2015. The Companyís management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control overfinancial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the companyís internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the consolidated financial statements, the Company has negative working capital of $327,262, stockholdersí deficit attributable to the Companyís stockholders of $327,028 at December 31, 2016 and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Companyís ability to continue as a going concern. Managementís plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Compay, P.A.

Hackensack, NJ
April 17, 2017

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
		(Restated)
ASSETS
Current Assets:
Cash	$6,038	$44,279
Total current assets	6,038	44,279

Total Assets	$6,038	$44,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$7,309	$7,916
Accrued expenses – related parties	31,942	10,754
Accrued interest - stockholders	22,191	10,425
Taxes payable	28,829	28,057
Loans from stockholders	228,855	207,355
Due to related parties	14,174	24,541
Total current liabilities	333,300	289,048

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of .001 par value; 44,100,816 and 44,100,816, respectively issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,170,041)	(5,087,822)
Accumulated other comprehensive income	5,360	5,609

Total Amanasu Environment Corporation stockholders' deficit	(327,028)	(244,560)
Non-controlling interest	(234)	(209)
Total stockholders' deficit	(327,262)	(244,769)
Total Liabilities and Stockholders' Deficit	$6,038	$44,279

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPRHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015
		(Restated)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	70,453	72,155
Operating loss	(70,453)	(72,155)

Other Expense:
Interest Expense	(11,766)	(7,334)

Net loss before income taxes	(82,219)	(79,489)
Income taxes	-	-
Net loss	(82,219)	(79,489)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corp Stockholders	(82,219)	(79,489)

Other Comprehensive Loss:
Foreign currency translation adjustment	(274)	(167)
Comprehensive loss	(82,493)	(79,656)
Comprehensive loss attributable to non-controlling interest	(25)	(15)
Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(82,468)	$(79,641)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2015 and December 31, 2016

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2014	44,000,816	$44,101	$4,793,552	$(5,008,333)	$5,761	$(194)	$(165,113)
Net loss (Restated)				(79,489)			(79,489)
Other comprehensive loss					(152)	(15)	(167)
Balance December 31, 2015 (Restated)	44,100,816	44,101	4,793,552	(5,087,822)	5,609	(209)	(244,769)
Net loss				(82,219)			(82,219)
Other comprehensive loss					(249)	(25)	(274)
Balance December 31, 2016	44,100,816	$44,101	$4,793,552	$(5,170,041)	$5,360	$(234)	$(327,262)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATIONS		(Restated)
Net loss	$(82,219)	$(79,489)

Changes in current assets and liabilities:

Decrease (increase) in certificates of deposit	-	1,000
Increase (decrease) in accounts accrued expenses -stockholders	21,188	(23,050)
Increase (decrease) in accounts payable and accrued expenses	(607)	(2,896)
Increase (decrease) in accrued interest - shareholders	11,766	7,334

Net Cash Used In Operating Activities	(49,872)	(97,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders, net of repayment	21,500	163,730
Repayment to related parties	(10,367)	(30,146)

Net Cash Provided By Financing Activities	11,133	133,584

Effect on Cash of Exchange Rate Changes	498	(234)

Net change in cash	(38,241)	36,249

Cash, beginning of year	44,279	8,030

Cash, end of year	$6,038	$44,279

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

1. ORGANIZATION AND BUSINESS

Amanasu Environment Corporation (“the Company”) is a Nevada Corporation, formed in February 22, 1999. The Company’s principal business, through its wholly owned subsidiary in Japan, is in complete development of Environmental Technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing, sales. It also produces and acquires environmental technology and related patents. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale.

2. GOING CONCERN

The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of 327,262 and stockholders’ deficit attributable to the Company's stockholders of $327,028 at December 31, 2016, and has incurred operating losses since inception. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company's plans, the realization of which cannot be assured, are to obtain funds from the sale of securities or working capital loans from its parent company or its officers.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016 and 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its 91% owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Non-controlling Interest:

Non-controlling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities are at the rates of exchange in effect at balance sheet dates 117.0 Japanese Yen to $ 1 USD at December 31, 2016 and 120.22 Japanese Yen to $1 USD at December 31. 2015. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2016 and 2015. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, "Comprehensive Income." Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016 and 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of certain financial instruments, including cash, accrued expenses and advances from stockholders and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016 and 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect recent accounting pronouncements to have a material effect on its financial position, results of operations or cash flows.

4. RELATED PARTY TRANSACTIONS

On July 21, 2015, the Board of Directors approved a $20,000 consulting fee to Lina Maki a shareholder of the Company for her management consulting time in the past. This fee is a shared expense between the Company and its affiliate Amanasu Techno Holdings Corporation. The Company has accrued its portion of the consulting fee of $10,000, as of December 31, 2015.

The Company also leases its office space from a shareholder of the Company. At December 31, 2016 and December 31, 2015, amounts due to the shareholder were $24,933 and $3,933, respectively. When the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of affiliate, such amounts are shown as a reduction in or addition to the amount due to/from affiliate in the Company’s balance sheets. The balance due from the Company’s affiliate was $5,911 and $nil as of December 31, 2016 and 2015, respectively. The amount due to the Company’s affiliate was $nil and $3,654 as of December 31, 2016 and 2015, respectively.

Amanasu Corp. is the principal shareholder of the Company. The balance due from Amanasu Corp. was $29,915 and $29,113 at December 31, 2016 and 2015, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2016 and 2015, respectively. The amounts bear interest at 4.45%. Accrued interest has the balance of $4,456 and $2,225 at December 31, 2016 and 2015, respectively. Interest expense associated with these loans were $2,231 and $2,225 for the years ended December 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability. There was no transactions between the Company and Amanasu Corp. during the years ended December 31, 2016 and 2015.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts bear interest at 4.45%.  At December 31, 2016 and December 31, 2015, the balance due to stockholders were $228,855 and $207,355, respectively. The balance of accrued interest was $17,735 and $8,200 at December 31, 2016 and 2015, respectively. Interest expense associated with these loans were $9,535 and $5,109 for the years ended December 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016 and 2015

5. RENTALS UNDER OPERATING LEASES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 and 5% tax under a lease agreement between the Company and the Secretary of the Company which expires on October 1, 2017. The Company shares the space with Amanasu Techno Holding Corporation (“ATC”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATC’s outstanding shares of common stock. ATC is responsible for 50% of the rent. The Company recorded rental expense of $17,178 and $17,178 for the years ended December 31, 2016 and 2015, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016 based on the Company’s share of rent:

Year	Amount
2017	$11,813

6. INCOME TAXES

The Company has experienced losses since its inception. As a result, it has incurred no income tax. The Company can carry forward operating losses (NOL's) to apply against future profits for a period of twenty years in the U.S. and 80% of NOL can be carryover for nine years in Japan. The available NOL's totaled approximately $3.9 million in the U.S. and $1 million in Japan at December 31, 2016 which will expire in the years 2017 through 2036.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The tax return for the years 2013, 2014, 2015 and 2016 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax rate at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	2015	2016
Income tax expense at statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2016 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$1,321,525	$349,031
Valuation Allowance	(1,321,525)	(349,031)
Balance Recognized	$-	$0

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2015 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$1,293,601	$349,031
Valuation Allowance	(1,293,601)	(349,031)
Balance Recognized	$0	$0

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016 and 2015

7. RESTATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the year ended December 31, 2015 due to inaccurate allocation of expenses paid by an affiliated company and miscalculation of accrued interest on stockholder loans.

The effect of the restatement on specific line items in the consolidated financial statements for the year ended December 31, 2015 is set forth in the table below:

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated

Accounts payable and accrued expenses	$25,375	$(17,459)	$7,916
Accrued expenses – related party	$-0-	$10,754	$10,754
Accrued interest - shareholders	$-0	$10,425	$10,425
Due to related parties	$46,184	$(21,643)	$24,541
Accumulated deficit	$(5,112,581)	$24,759	$(5,087,822)
Stockholders' deficit	$(269,528)	$24,759	$(244,769)

	Consolidated Statements of Operations
	Previously Reported	Adjustments	As Restated

General and administrative expenses	$97,965	$(25,810)	$72,155
Interest expense - stockholders and officers	$6,283	$1,051	$7,334
Net loss	$(104,248)	$24,759	$(79,489)

8.  SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2016 through the date of issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective.

b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016, and identified the following material weaknesses:

●
There is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

●
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●
There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

b) Management’s Annual Report on Internal Control over Financial Reporting (continued)

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-
15(f) under the Securities Exchange Act) during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2016 and December 31, 2015.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2016	-0-	-0-	-0-
	2015	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 24, 2017, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 24, 2017. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 21, 2015, the Board of Directors approved a $20,000 consulting fee to Lina Maki a shareholder of the Company for her management consulting time in the past. This fee is a shared expense between the Company and its affiliate Amanasu Techno Holdings Corporation. The Company has accrued its portion of the consulting fee of $10,000, as of December 31, 2015.

The Company also leases its office space from a shareholder of the Company. At December 31, 2016 and December 31, 2015, amounts due to the shareholder were $24,933 and $3,933, respectively. When the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of affiliate, such amounts are shown as a reduction in or addition to the amount due to/from affiliate in the Company’s balance sheets. The balance due from the Company’s affiliate was $5,911 and $nil as of December 31, 2016 and 2015, respectively. The amount due to the Company’s affiliate was $nil and $3,654 as of December 31, 2016 and 2015, respectively.

Amanasu Corp. is the principal shareholder of the Company. The balance due from Amanasu Corp. was $29,915 and $29,113 at December 31, 2016 and 2015, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2016 and 2015, respectively. The amounts bear interest at 4.45%. Accrued interest has the balance of $4,456 and $2,225 at December 31, 2016 and 2015, respectively. Interest expense associated with these loans were $2,231 and $2,225 for the years ended December 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability. There was no transactions between the Company and Amanasu Corp. during the years ended December 31, 2016 and 2015.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts bear interest at 4.45%.  At December 31, 2016 and December 31, 2015, the balance due to stockholders were $228,855 and $207,355, respectively. The balance of accrued interest was $17,735 and $8,200 at December 31, 2016 and 2015, respectively. Interest expense associated with these loans were $9,535 and $5,109 for the years ended December 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Michael F. Albanese, CPA, our independent registered public accountants for the years ended December 31, 2016 and 2015 as well as the first quarter of 2016 and to Paritz and Company for the second and third quarters of 2016.

	2016	2015

Audit Fees – Micchael Albanese, CPA	$2,500	$21,163
Audit Fees – Paritz & Company	17,500	4,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	20,000	25,163
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$25,163

Audit Fees.  This category includes the audit of the Company’s financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Company in 2016. No fees under these categories were paid to Michael F. Albanese, CPA in 2015.

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

April 17, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 17, 2017