Form 10-Q
period 2017-03-31
AMANASU ENVIRONMENT CORP
filed 2017-05-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of May 15, 2017, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$13,138	$6,038
Total current assets	13,138	6,038

Total Assets	$13,138	$6,038

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,210	$7,309
Accrued expenses – related parties	42,669	31,942
Accrued interest – stockholders	24,814	22,191
Taxes payable	30,279	28,829
Loans from stockholders	248,055	228,855
Due to related parties	37,180	14,174
Total current liabilities	396,207	333,300

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,225,332)	(5,170,041)
Accumulated other comprehensive income	4,890	5,360
Total Amanasu Environment Corporation stockholders' deficit	(382,789)	(327,028)
Non-controlling interest in subsidiary	(280)	(234)
Total stockholders’ deficit	(383,069)	(327,262)

Total Liabilities and Stockholders' Deficit	$13,138	$6,038

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	52,668	21,802
Total operating expenses	52,668	21,802

Operating loss	(52,668)	(21,802)

Other Expense:
Interest expenses - stockholders	(2,623)	(2,549)

Net loss before income taxes	(55,291)	(24,351)

Income taxes	-	-

Net loss	(55,291)	(24,351)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corp Stockholders	(55,291)	(24,351)

Other Comprehensive Income:
Foreign currency translation adjustment	(516)	(677)

Total comprehensive loss	(55,807)	(25,028)
Comprehensive loss attributable to non-controlling interest	(46)	(61)

Comprehensive loss attributable to Amanasu Environment Corp Stockholders	$(55,761)	$(24,967)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATIONS
Net loss	$(55,291)	$(24,351)

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	5,901	(5,174)
Increase in accrued expenses – related parties	10,727	354
Increase in accrued interest - stockholders	2,623	2,549
Increase in taxes payable	1,450	1,905
Net cash used in operating activities	(34,590)	(24,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	19,200	463
Due to related parties	23,006	(5,915)
Net Cash Provided by Financing Activities	42,206	(5,452)

Effect of Exchange rate changes	(516)	(677)
Net Change In Cash	7,100	(30,846)

Cash balance, beginning of period	6,038	44,279

Cash balance, end of period	$13,138	$13,433

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and statements of cash flows for the three months ended March 31, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $383,069 and an accumulated deficit of $5,225,332 at March 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2017, the Company borrowed $19,200 from a stockholder. The balance due as of March 31, 2017 and December 31, 2016 were $248,055 and $228,855, respectively. Interest expense associated with these loans were $2,623 and $2,549 for the three months ended March 31, 2017 and 2016, respectively. Accrued interest on these loans were $24,814 and $22,191 at March 31, 2017 and December 31, 2016, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2017 and December 31, 2016 amounts due to the stockholder were $2,500 and $-0-, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At March 31, 2017 and December 31, 2016, amounts due to the stockholder were, $32,808 and $24,933, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets

Amanasu Corp. is the principal stockholder of the Company. The balance due from Amanasu Corp. was $-0- and $29,915 at March 31, 2017 and December 31, 2016, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 31, 2017 and December 31, 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the three months ended March 31, 2017, board of directors approved to transfer the amount due from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as consulting fee in the three months ended March 31, 2017.

5. INCOME TAXES

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

6. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the will not be material to its financial position, results of operations, and cash flows, when implemented.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2017 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Annual Report”).

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2017, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPANY OVERVIEW (continued)

Results of Operations

There were no revenues for the three months ended March 31, 2017 and 2016.

General and administrative expenses increased $30,866 (141.6%) to $52,688 for the three months ended March 31, 2017 as compared to $21,802 for the three months ended March 31, 2016, primarily as a result of higher consulting fees.

As a result of the above, the Company incurred losses from operations of $52,668 and $21,802 for the three months ended March 31, 2017 and 2016, respectively.

Interest expense increased slightly as a result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred a net losses of $55,291 and $24,351 for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2017 were $13,138 as compared to $6,038 at December 31, 2016.

Total current liabilities as of March 31, 2017 were $396,207 as compared to $333,300 at December 31, 2016.This increase is due to increases in accrued expenses – related parties and loans and advances from stockholders.

The Company's minimum cash requirements for the next twelve months are estimated to be $60,000, including rent, audit and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to acquire debt or issue and sell shares to gain capital for operations or arrange for additional stockholder or related party loans.  There is no current commitment for either of these fund sources.

Our working capital deficit increased $55,807 to $383,069 at March 31, 2017 as compared to $327,262 at December 31, 2016 primarily due to an increase in accrued expenses – related parties and in advances from stockholders.

During the third months ended March 31, 2017, the Company had a net increase in cash of $7,100. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2017, the Company used $34,590 in cash for operations as compared to $24,717 in cash for the three months ended March 31, 2016, primarily as a result of the increase in the Company’s operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $42,206 as compared to $5,452 used for financing activities for the three months ended March 31, 2016 primarily as a result of higher advances from stockholders and officers and an increase amounts due to related parties.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on April 17, 2017 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

Exhibit 31.1
Certification by the Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Environmental Corporation

Date: May 15, 2017	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer