Form 10-Q
period 2017-06-30
AMANASU ENVIRONMENT CORP
filed 2017-08-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 11, 2017, there were 44,100,816 shares outstanding of the registrant’s common stock

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$5,129	$6,038
Total current assets	5,129	6,038

Total Assets	$5,129	$6,038

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$8,184	$7,309
Accrued expenses – related parties	52,979	31,942
Accrued interest – stockholders	28,805	22,191
Taxes payable	30,011	28,829
Loans from stockholders	259,305	228,855
Due to related parties	31,274	14,174
Total current liabilities	410,558	333,300

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,247,787)	(5,170,041)
Accumulated other comprehensive income	4,977	5,360
Total Amanasu Environment Corporation stockholders' deficit	(405,157)	(327,028)
Non-controlling interest in subsidiary	(272)	(234)
Total stockholders’ deficit	(405,429)	(327,262)

Total Liabilities and Stockholders' Deficit	$5,129	$6,038

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Month Periods		Six Month Periods
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	18,464	$16,097	71,132	37,899
Total operating expenses	18,464	16,097	71,132	37,899

Operating loss	(18,464)	(16,097)	(71,132)	(37,899)

Other Expense:
Interest expense - stockholders	(3,991)	(2,133)	(6,614)	(4,682)

Net loss before income taxes	(22,455)	(18,230)	(77,746)	(42,581)

Income taxes	-	-	-	-

Net loss	(22,455)	(18,230)	(77,746)	(42,581)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(22,455)	(18,230)	(77,746)	(42,581)

Other comprehensive income (loss):
Foreign currency translation adjustment	95	(971)	(421)	(1,648)

Total comprehensive loss	(22,360)	(19,201)	(78,167)	(44,229)
Less: comprehensive income (loss) attributable to non-controlling interest	8	(88)	(38)	(150)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(22,368)	$(19,113)	$(78,129)	$(44,079)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATIONS
Net loss	$(77,746)	$(42,581)

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	696	(1,383)
Increase in accrued expenses – related parties	20,750	5,250
Increase in accrued interest - stockholders	6,614	4,682
Net cash used in operating activities	(49,686)	(34,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	30,450	5,000
Due to related parties	18,327	(4,224)
Net Cash Provided by Financing Activities	48,777	776

Net Change In Cash	(909)	(33,256)

Cash balance, beginning of period	6,038	44,279

Cash balance, end of period	$5,129	$11,023

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and statements of cash flows for the six months ended June 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $405,429 and an accumulated deficit of $5,247,787 at June 30, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2017, the Company borrowed $30,450 from a stockholder. The balance due as of June 30, 2017 and December 31, 2016 were $259,305 and $228,855, respectively. Interest expense associated with these loans were $3,991 and $6,614 for the three and six months ended June 30, 2017, respectively, as compared to $2,133 and $4,682 for the three and six months ended June 30, 2016, respectively. Accrued interest on these loans were $23,237 and $22,191 at June 30, 2017 and December 31, 2016, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2017 and December 31, 2016 amounts due to the stockholder were $5,000 and $-0-, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At June 30, 2017 and December 31, 2016, amounts due to the stockholder were $40,683 and $24,933, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets

Amanasu Corp. is the principal stockholder of the Company. The balance due from Amanasu Corp. was $-0- and $29,915 at June 30, 2017 and December 31, 2016, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at June 30, 2017 and December 31, 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability. As of June 30, 2017, accrued interest was $5,568.

During the six months ended June 30, 2017, board of directors approved to transfer the amount due from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as consulting fee in the six months ended June 30, 2017.

5. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded a 100% valuation allowance against deferred tax assets.

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

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2017 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2017, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and six months ended June 30, 2017 and 2016.

General and administrative expenses increased $2,367 (14.7%) to $18,464 for the three months ended June 30, 2017, as compared to $16,097 for the three months ended June 30, 2016, primarily as a result of higher consulting and professional fees partially offset by lower travel expenses. General and administrative expenses increased $33,233 (87.7%) to $71,132 for the six months ended June 30, 2017 as compared to $37,899 for the six months ended June 30, 2016, primarily as a result of higher consulting fees.

As a result of the above, the Company incurred losses from operations of $18,464 and $71,132 for the three and six months ended June 30, 2016 as compared to $16,097 and $37,899 for the three and six months ended June 30, 2016, respectively.

Interest expense for the three and six months ended June 30, 2017 increased slightly as compared to the three and six months ended June 30, 2016 as a result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred a net losses of $22,455 and $77,746 for the three and six months ended June 30 2017, respectively, as compared to $18,230 and $42,581 for the three and six months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at June 30, 2017 were $5,129 as compared to $6,038 at December 31, 2016.

Total current liabilities as of June 30, 2017 were $410,558 as compared to $333,300 at December 31, 2016.This increase is due to increases in accrued expenses – related parties and loans and advances from stockholders.

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

Our working capital deficit increased $78,167 to $405,429 at June 30, 2017 as compared to $327,262 at December 31, 2016 primarily due to an increase in accrued expenses – related parties and in advances from stockholders.

During the six months ended June 30, 2017, the Company had a net decrease in cash of $909. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2017, the Company used $49,686 in cash for operations as compared to $34,032 in cash for the six months ended June 30, 2016, primarily as a result of the increase in the Company’s operating loss.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 was $48,777 as compared to $776 for the six months ended June 30, 2016 primarily as a result of higher advances from stockholders and officers and an increase amounts due to related parties.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 17, 2017 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

Amanasu Environmental Corporation

Date: August 14, 2017	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer