Form 10-Q
period 2017-09-30
AMANASU ENVIRONMENT CORP
filed 2017-11-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$5,042	$6,038
Total current assets	5,042	6,038

Total Assets	$5,042	$6,038

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,942	$7,309
Accrued expenses – related parties	63,338	31,942
Accrued interest – stockholders	32,390	22,191
Taxes payable	29,945	28,829
Loans from stockholders	269,955	228,855
Due to related parties	26,217	14,174
Total current liabilities	427,787	333,300

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 and 44,100,816 shares issued and outstanding, respectively	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,265,125)	(5,170,041)
Accumulated other comprehensive income	4,997	5,360
Total Amanasu Environment Corporation stockholders' deficit	(422,475)	(327,028)
Non-controlling interest in subsidiary	(270)	(234)
Total stockholders’ deficit	(422,745)	(327,262)

Total Liabilities and Stockholders' Deficit	$5,042	$6,038

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Month Periods Ended September 30		Nine Month Periods Ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	13,753	$15,073	84,885	52,972
Total operating expenses	13,753	15,073	84,885	52,972

Operating loss	(13,753)	(15,073)	(84,885)	52,972)

Other Expense:
Interest expense - stockholders	(3,585)	(2,188)	(10,199)	(6,870)

Net loss before income taxes	(17,338)	(17,261)	(95,084)	(59,842)

Income taxes	-	-	-	-

Net loss	(17,338)	17,261)	(95,084)	(59,842)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(17,338)	(17,261)	(95,084)	(59,842)

Other comprehensive income (loss):
Foreign currency translation adjustment	22	(212)	(399)	(1,860)

Total comprehensive loss	(17,316)	(17,473)	(95,483)	(61,702)
Less: Comprehensive income (loss) attributable to non-controlling interest	2	(19)	(36)	(167)

Comprehensive income (loss) attributable to Amanasu Environment Corporation Stockholders	$(17,318)	$(17,454)	$(95,447)	$(61,535)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATIONS
Net loss	$(95,084)	$(59,842))

Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,536)	(3,050)
Increase in accrued expenses – related parties	31,125	13,125
Increase in accrued interest - stockholders	10,199	6,873)
Net cash used in operating activities	(55,296)	(42,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	41,100	11,800
Due to related parties	13,200	(8,163)
Net Cash Provided by Financing Activities	54,300	3,637

Net Change In Cash	(996)	(39,257)

Cash balance, beginning of period	6,038	44,279

Cash balance, end of period	$5,042	$5,022

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and statements of cash flows for the nine months ended September 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $422,745 and an accumulated deficit of $5,265,125 at September 30, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2017, the Company borrowed $41,100 from a stockholder. The balance due as of September 30, 2017 and December 31, 2016 were $269,955 and $228,855, respectively. Interest expense associated with these loans were $3,016 and $8,518 for the three and nine months ended September 30, 2017, respectively, as compared to $2,188 and $6,870 for the three and nine months ended September 30, 2016, respectively. Accrued interest on these loans were $26,253 and $17,735 at September 30, 2017 and December 31, 2016, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2017 and December 31, 2016 amounts due to the stockholder were $7,500 and $-0-, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At September 30, 2017 and December 31, 2016, amounts due to the stockholder were $48,558 and $24,933, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

Amanasu Corp. is the principal stockholder of the Company. The balance due from Amanasu Corp. was $-0- and $29,915 at September 30, 2017 and December 31, 2016, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2017 and December 31, 2016, respectively. No terms for repayment have been established. Interest expense associated with this loan were $569 and $1,681 for the three and nine months ended September 30, 2017. As a result, the amount is classified as a current liability. Accrued interest on these loans were $6,137 and $4,456 at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, board of directors approved to transfer the amount due from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as consulting fee in the nine months ended September 30, 2017.

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

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2017 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2017, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and nine months ended September 30, 2017 and 2016.

General and administrative expenses decreased $1,320 (8.8%) to $13,753 for the three months ended September 30, 2017, as compared to $15,073 for the three months ended September 30, 2016, primarily as a result of lower professional fees, travel and office related expenses offset partially higher consulting fees. General and administrative expenses increased $31,913 (60.2%) to $84,885 for the nine months ended September 30, 2017 as compared to $52,972 for the nine months ended September 30, 2016, primarily as a result of higher consulting fees.

As a result of the above, the Company incurred losses from operations of $13,753 and $84,885 for the three and nine months ended September 30, 2017 as compared to $15,073 and $52,972 for the three and nine months ended September 30, 2016, respectively.

Interest expense for the three and nine months ended September 30, 2017 increased $1,397 and $3,329 to $3,585 and $10,199, respectively, as compared to $2,188 and $6,870 for the three and nine months ended September 30, 2016 as a result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred a net losses of $17,338 and $95,084 for the three and nine months ended September 30 2017, respectively, as compared to $17,261 and $59,842 for the three and nine months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2017 were $5,042 as compared to $6,038 at December 31, 2016.

Total current liabilities as of September 30, 2017 were $427,787 as compared to $333,300 at December 31, 2016.This increase is due to increases in accrued expenses – related parties and loans and advances from stockholders.

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

Our working capital deficit increased $95,483 to $422,745 at September 30, 2017 as compared to $327,262 at December 31, 2016 primarily due to an increase in accrued expenses – related parties and in advances from stockholders.

During the nine months ended September 30, 2017, the Company had a net decrease in cash of $996. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2017, the Company used $55,296 in cash for operations as compared to $42,894 in cash for the nine months ended September 30, 2016, primarily as a result of the increase in the Company’s operating loss offset partially by the increase in accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $54,300 as compared to $3,637 for the nine months ended September 30, 2016 primarily as a result of higher advances from stockholders and officers and an increase amounts due to related parties.

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

Amanasu Environmental Corporation

Date: November 14, 2017	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer