Form 10-K
period 2017-12-31
AMANASU ENVIRONMENT CORP
filed 2018-04-10
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32905

AMANASU ENVIRONMENT CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0347883
(State of incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue Suite D144 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2017 (the last business day of our most recently completed second fiscal quarter) was $741,808 using the closing price on June 30, 2017. As of March 23, 2018, the registrant had 44,100,816 shares of common stock, par value $0.01 per share, outstanding.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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

General

Amanasu Environment Corporation’s (herein after the "Company") principal business is in the development of environmental technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing and sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company's parent company Amanasu Corporation, is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2018.

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

Employees

As of December 31, 2017, the Company has no full time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on February 22, 1999, and remains in the development stage. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

Need For Additional Capital

The Company will require additional capital to meet its ongoing operating requirements. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding, however, is negotiating with potential partners to acquire funding. The Company cannot predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse effect on the Company and its ability to develop and commercial sell the products.

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

Control Exercised By Management

The existing officers and directors, control approximately 81.3% of the shareholder votes. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS (continued)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $441,038 and an accumulated deficit of $5,283,423 at December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. The office in New York is rented at the rate of $119 each month and is also shared with Amanasu Techno Holdings Corp . In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2016
Common stock price per share:
High	$0.08	$0.14	$0.09	$0.09	$0.14
Low	$0.07	$0.07	$0.09	$0.09	$0.07
Fiscal Year 2017
Common stock price per share
High	$0.09	$0.09	$0.09	$0.09	$0.09
Low	$0.09	$0.09	$0.09	$0.09	$0.09

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

Holders

The Company has approximately 48 holders of its Common Stock as of March 23, 2018. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2018. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

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

Results of Operations

There were no revenues for the years ended December 31, 2017 and 2016.

Operating expenses increased $29,052 to $99,505 for the year ended December 31, 2017 as compared to $70,453 for the year ended December 31, 2016, primarily as a result of higher consulting fees.

Interest expense increased $2,111 to $13,877 for the year ended December 31, 2017 as compared to $11,766 for the year ended December 31, 2016 as a result of the increase in advances from stockholders and officers.

As a result of the above the Company incurred net losses of $113,382 and $82,219, respectively, for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Total current assets at December 31, 2017 was $5,433 compared to $6,038 at December 31, 2016. The decrease is primarily due to the lower cash balance.

Total current liabilities as of December 31, 2017 were $446,471 compared to $333,300 at December 31, 2016. The increase is due to increases in accounts payable and accrued expenses – related parties, accrued interest and loans and advances from related parties.

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

During the year ended December 31, 2017, the Company had a net decrease in cash of $605. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2017, the Company used $54,214 in cash for operations as compared to $49,872 in cash for the year ended December 31, 2016, primarily as a result of the higher net loss partially offset by an increase in accounts payable and accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2017 was $53,609 as compared to $11,133 for the year ended December 31, 2016 primarily as a result of higher advances from shareholders and officers and an increase in amounts due to related parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $441,038, and accumulated deficit of $5,283,423 as of December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2016.

Hackensack, NJ

April 9, 2018

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2017	December 31, 2016
Current Assets:
Cash	$5,433	$6,038
Total current assets	5,433	6,038

Total Assets	$5,433	$6,038

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities:

Accounts payable and accrued expenses	$6,385	$7,309
Accrued expenses – related parties	78,593	31,942
Accrued interest - stockholders	36,067	22,191
Taxes payable	29,933	28,829
Loans from stockholders	278,255	228,855
Due to related parties	17,238	14,174
Total current liabilities	446,471	333,300

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,283,423)	(5,170,041)
Accumulated other comprehensive income	5,001	5,360

Total Amanasu Environment Corporation stockholders' deficit	(440,769)	(327,028)
Non-controlling interest in subsidiary	(269)	(234)
Total stockholders' deficit	(441,038)	(327,262)

Total Liabilities and Stockholders' Deficit	$5,433	$6,038

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPRHENSIVE LOSS
For the Years Ended December 31,

	2017	2016
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	99,505	70,453

Operating loss	(99,505)	(70,453)

Other expense:
Interest expense - stockholders	(13,877)	(11,766)

Loss before income taxes	(113,382)	(82,219)

Income taxes	-	-

Net loss	(113,382)	(82,219)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(113,382)	(82,219)

Other comprehensive loss:
Foreign currency translation adjustment	(394)	(274)

Comprehensive loss	(113,776)	(82,493)
Less: Comprehensive loss attributable to non-controlling interest	(35)	(25)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(113,741)	$(82,468)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from December 31, 2015 to December 31, 2017

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance December 31, 2015	44,100,816	$44,101	$4,793,552	$(5,087,822)	$5,609	$(209)	$(244,769)
Net loss				(82,219)			(82,219)
Other comprehensive income					(249)	(25)	(274)
Balance December 31, 2016	44,100,816	44,101	4,793,552	(5,170,041)	5,360	(234)	(327,262)

Net loss				(113,382)			(113,382)
Other comprehensive loss					(359)	(35)	(394)
Balance December 31, 2017	44,100,816	$44,101	$4,793,552	$(5,283,423)	$5,001	$(269)	$(441,038)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,382)	$(82,219)

Changes in current assets and liabilities:

Accounts payable and accrued expenses	(1,091)	(607)
Accrued expenses – related parties	46,383	21,188
Accrued interest – stockholders	13,876	11,766

Net cash used in operating activities	(54,214)	(49,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	49,400	21,500
Proceeds from (repayment to) related parties	4,209	(10,367)

Net cash provided by financing activities	53,609	11,133

Effect on cash of exchange rate changes	-	498

Net change in cash	(605)	(38,241)

Balance, beginning of year	6,038	44,279

Balance, end of year	$5,433	$6,038

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

1. ORGANIZATION AND BUSINESS

Amanasu Environment Corporation (the “Company”) is a Nevada Corporation, formed on February 22, 1999. The Company’s principal business, through its wholly owned subsidiary in Japan, is to complete the development of environmental technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development, research and development, marketing and sales. It also produces and acquires environmental technology and related patents. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sales.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $441,038 and an accumulated deficit of $5,283,423 at December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017 and 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities are at the rate of exchange in effect at balance sheet dates. 112.69 Japanese Yen to $1.00 USD at December 31, 2017 and 117 Japanese Yen to $1.00 USD at December 31, 2016. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2017 and 2016. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the consolidated statements of comprehensive loss.

Accounting for Income Taxes

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017 and 2016

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures”, which defines the fair value as used in numerous pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The estimated fair value of certain financial instruments, including cash, accrued expenses and advances from stockholder and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017 and 2016

4. RELATED PARTY TRANSACTIONS

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expires October 1, 2019. At December 31, 2017 and December 31, 2016, amounts due to the stockholder were $56,433 and $24,933, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $119 each month and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due to Amanasu Techno Holdings at December 31, 2017 and 2016 were $33,122 and $5,911, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due from Amanasu Corp. was $-0- and $29,915 at December 31, 2017 and 2016, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2017 and 2016, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,250 and $2,231 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $6,706 and $4,456 at December 31, 2017 and 2016, respectively.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts are due on demand. At December 31, 2017 and December 31, 2016, $278,255 and $228,855, respectively, was due to the shareholders, affiliate and officers, and accrued interest of $29,361 and $17,735 at December 31, 2017 and 2016, respectively. Interest expense associated with these loans were $11,626 and $9,535 for the years ended December 31, 2017 and 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the year ended December 31, 2017, the board of directors approved to transfer the amount from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as a consulting fee for the year ended December 31, 2017.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017 and 2016

5. RENTALS UNDER OPERATING LEASES

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expires October 1, 2019.

During the years ended December 31, 2017 and 2016, the Company incurred rent expense of $16,504 and $17,178, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to December 31, 2017:

Year	Amount
2018	$15,750
2019	11,813
$27,563

6. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for nine years in Japan. The available NOL’s totaled approximately $3.6 million in the U.S. and $36,000 in Japan at December 31, 2017, which will expire in the years 2018 through 2037.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets us dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL’s for every period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2017, we did not have any earnings from foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of approximately $500,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The tax returns for the years 2013, 2014, 2015, 2016 and 2017 are subject to audit by the Internal Revenue Service.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017 and 2016

6. INCOME TAXES (continued)

The reconciliation of income tax at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate	2017	2016
Change in valuation allowance	34%	34%
Income tax expense	(34%)	(34%)
	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2017 are as follows:

	U.S.	JAPAN
Deferred Tax Assets	$767,557	$14,630
Valuation Allowance	(767,557)	(14,630)
Balance Recognized	$-0-	$-0-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2016 are as follows:

	U.S.	JAPAN
Deferred Tax Assets	$1,321,525	$349,031
Valuation Allowance	(1,321,525)	(349,031)
Balance Recognized	$-0-	$-0-

7.  SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2017 through the date of issuance of the financial statements and concluded that there are no significant or material transactions to be recognized or disclosed.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors / Officers

Name	Age	Since	Position
Atsushi Maki	65	1999	Chairman & Chief Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2017 and December 31, 2016.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)
Atsushi Maki (Chairman, President)	2017	-0-	-0-	-0-
	2016	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 23, 2018, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 24, 2017. The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10001, the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 244 Fifth Avenue, Suite D144 New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expires October 1, 2019. At December 31, 2017 and December 31, 2016, amounts due to the stockholder were $56,433 and $24,933, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $119 each month and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due to Amanasu Techno Holdings at December 31, 2017 and 2016 were $33,122 and $5,911, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due from Amanasu Corp. was $-0- and $29,915 at December 31, 2017 and 2016, respectively. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2017 and 2016, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,250 and $2,231 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $6,706 and $4,456 at December 31, 2017 and 2016, respectively.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts are due on demand. At December 31, 2017 and December 31, 2016, $278,255 and $228,855, respectively, was due to the shareholders, affiliate and officers, and accrued interest of $29,361 and $17,735 at December 31, 2017 and 2016, respectively. Interest expense associated with these loans were $11,626 and $9,535 for the years ended December 31, 2017 and 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the year ended December 31, 2017, the board of directors approved to transfer the amount from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as a consulting fee for the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Paritz and Company, our independent registered public accountants for the years ended December 31, 2017 and 2016, as well as Michael F. Albanese, CPA in 2016.

	2017	2016
Audit Fees	$21,500	$24,827
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	21,500	24,827
Tax Fees	-	-
All Other Fees	-	-

Total	$21,500	$24,827

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Company in 2017 and 2016. No fees under these categories were paid to Michael F. Albanese, CPA in 2016.

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

April 9, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 9, 2018