Form 10-Q
period 2018-03-31
AMANASU ENVIRONMENT CORP
filed 2018-05-11
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0347883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Fifth Avenue, Suite D144 New York, NY 10022
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

As of May 11, 2018, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$5,037	$5,433
Total current assets	5,037	5,433

Total Assets	$5,037	$5,433

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,362	$6,385
Accrued expenses – related parties	53,023	78,593
Accrued interest – stockholders	39,969	36,067
Taxes payable	31,737	29,933
Loans from stockholders	328,155	278,255
Due to related parties	8,121	17,238
Total current liabilities	467,367	446,471

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,304,073)	(5,283,423)
Accumulated other comprehensive income	4,417	5,001
Total Amanasu Environment Corporation stockholders' deficit	(462,003)	(440,769)
Non-controlling interest in subsidiary	(327)	(269)
Total stockholders’ deficit	(462,330)	(441,038)

Total Liabilities and Stockholders' Deficit	$5,037	$5,433

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE L0SS
 (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	16,749	52,668

Operating loss	(16,749)	(52,668)

Other Expense:
Interest expenses - stockholders	(3,901)	(2,623)

Net loss before income taxes	(20,650)	(55,291)

Income taxes	-	-

Net loss	(20,650)	(55,291)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(20,650)	(55,291

Other Comprehensive loss:
Foreign currency translation adjustment	(642)	(516)

Comprehensive loss	(21,292)	(55,807)
Less: Comprehensive loss attributable to non-controlling interest	(58)	(46)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(21,234)	$(55,761)

Net loss per share – basic and diluted	$(0.00)	$(0.00

Average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(20,650)	$(55,291))

Changes in assets and liabilities:
Accounts payable and accrued expenses	(295)	5,901
Accrued expenses – related parties	(26,008)	10,727
Accrued interest - stockholders	3,902	2,623
Taxes payable	-	1,450)
Net cash used in operating activities	(43,051)	(34,590))

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	49,900	19,200
Due to related parties	(7,245)	23,006
Net cash provided by financing activities	42,655	42,206

Effect on cash of exchange rate changes	-	(516)
Net Change In Cash	(396)	7,100)

Cash balance, beginning of period	5,433	6,038

Cash balance, end of period	$5,037	$13,138

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2018, the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $462,330 and an accumulated deficit of $5,304,073 at March 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2018, the Company borrowed $49,900 from a stockholder. The balance due as of March 31, 2018 and December 31, 2017 were $328,155 and $278,255, respectively. Interest expense associated with these loans were $3,345 for the three months ended March 31, 2018 as compared to $2,623 for the three months ended March 31, 2017. Accrued interest on these loans were $32,707 and $29,361 at March 31, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2018 and December 31, 2017 amounts due to the stockholder were $12,500 and $10,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At March 31, 2018 and December 31, 2017, amounts due to the stockholder were $32,808 and $56,433, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets. During the three months ended March 31, 2018, the Company paid the stockholder $31,500 for accrued rent.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 31, 2018 and December 31, 2017, respectively. No terms for repayment have been established. Interest expense associated with this loan were $556 for the three months ended March 31, 2018 as compared to $-0- for the three months ended March 31, 2017. As a result, the amount is classified as a current liability. Accrued interest on this loan were $7,262 and $6,706 at March 31, 2018 and December 31, 2017, respectively.

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

In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of approximately $500,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

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

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018 (the “Annual Report”).

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 30, 2018, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three months ended March 31, 2018 and 2017.

General and administrative expenses decreased $35,919 (68.2%) to $16,749 for the three months ended March 31, 2018, as compared to $52,668 for the three months ended March 31, 2017, primarily as a result of lower consulting and professional fees.

As a result of the above, the Company incurred losses from operations of $16,749 for the three months ended March 31, 2018 as compared to $52,668 for the three months ended March 31, 2017.

Interest expense for the three months ended March 31, 2018 increased to $3,901 as compared to $2,623 for the three months ended March 31, 2017 as a result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred a net losses of $20,650 for the three months ended March 31 2018 as compared to $55,291 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2018 were $5,037 as compared to $5,433 at December 31, 2017.

Total current liabilities as of March 31, 2018 were $467,367 as compared to $446,471 at December 31, 2017.This increase is primarily due to increases in advances from stockholders.

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

Our working capital deficit increased $21,292 to $462,330 at March 31, 2018 as compared to $441,038 at December 31, 2017 primarily due to an increase in advances from stockholders.

During the three months ended March 31, 2018, the Company had a net decrease in cash of $396. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2018, the Company used $43,051 in cash for operations as compared to using $34,590 in cash for the three months ended March 31, 2017, primarily as a result of the decrease in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $42,655 as compared to $42,206 for the three months ended March 31, 2017 primarily as a result of higher advances from stockholders and officers offset partially by a decrease in amounts due to related parties.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 10, 2018 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our Annual Report.

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

Amanasu Environmental Corporation

Date: May 11, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer