Form 10-Q
period 2018-06-30
AMANASU ENVIRONMENT CORP
filed 2018-08-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 10, 2018, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$5,009	$5,433
Total current assets	5,009	5,433

Total Assets	$5,009	$5,433

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,526	$6,385
Accrued expenses – related parties	64,086	78,593
Accrued interest – stockholders	44,318	36,067
Taxes payable	30,453	29,933
Loans from stockholders	343,870	278,255
Due to related parties	2,341	17,238
Total current liabilities	491,594	446,471

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,328,786)	(5,283,423)
Accumulated other comprehensive income	4,834	5,001
Total Amanasu Environment Corporation stockholders' deficit	(486,299)	(440,769)
Non-controlling interest in subsidiary	(286)	(269)
Total stockholders’ deficit	(486,585)	(441,038)

Total Liabilities and Stockholders' Deficit	$5,009	$5,433

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	20,363	18,464	37,112	71,132
Total operating expenses	20,363	18,464	37,112	71,132

Operating loss	(20,363)	(18,464)	(37,112)	(71,132)

Other Expense:
Interest expense - stockholders	(4,350)	(3,991)	(8,251)	(6,614)

Loss before income taxes	(24,713)	(22,455)	(45,363)	(77,746)

Income taxes	-	-	-	-

Net loss	(24,713)	(22,455)	(45,363)	(77,746)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(24,713)	(22,455)	(45,363)	(77,746)

Other comprehensive income (loss):
Foreign currency translation adjustment	458	95	(184)	(421)

Total comprehensive loss	(24,255)	(22,360)	(45,547)	(78,167)
Comprehensive income (loss) attributable to non-controlling interest	41	8	(17)	(38)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(24,296)	$(22,368))	$(45,530)	$(78,129)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(45,363)	$(77,746)

Changes in assets and liabilities:
Accounts payable and accrued expenses	63	696)
Accrued expenses – related parties	(14,633)	20,750
Accrued interest - stockholders	8,251)	6,614)
Net cash used in operating activities	(51,682)	(49,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	65,615	30,450
Due to related parties	(14,357)	18,327
Net Cash Provided by Financing Activities	51,258	48,777

Net Change In Cash	(424)	(909)

Cash balance, beginning of period	5,433	6,038

Cash balance, end of period	$5,009	$5,129

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $486,585 and an accumulated deficit of $5,328,786 at June 30, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2018, the Company borrowed $65,615 from a stockholder. The balance due as of June 30, 2018 and December 31, 2017 were $343,870 and $278,255, respectively. Interest expense associated with these loans were $3,787 and $7,133for the three and six months ended June 30, 2018, respectively, as compared to $3,991 and $6,614 for the three and six months ended June 30, 2018, respectively. Accrued interest on these loans were $36,494 and $29,361 at June 30, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2018 and December 31, 2017 amounts due to the stockholder were $15,000 and $10,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At June 30, 2018 and December 31, 2017, amounts due to the stockholder were $40,683 and $56,433, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets. During the six months ended June 30, 2018, the Company paid the stockholder $31,500 for accrued rent.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at June 30, 2018 and December 31, 2017, respectively. No terms for repayment have been established. Interest expense associated with this loan were $563 and $1,118 for the three and six months ended June 30, 2018 as compared to $1,113 and $1,113 for the three and six months ended June 30, 2017. As a result, the amount is classified as a current liability. Accrued interest on this loan were $7,824 and $6,706 at June 30, 2018 and December 31, 2017, respectively.

5. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax.

The Company can carry forward net operating losses (NOL's) generate before December 31, 2017 to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for nine years in Japan. The available NOL’s totaled approximately $3.6 million in the U.S. and $36,000 in Japan at December 31, 2017, which will expire in the years 2018 through 2037.The Company had approximately $45,000 NOL generated in the six months ended June 30, 2018 in the U.S., which can be used to offset 80 percent of future taxable income and can be carried forward indefinitely.

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

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at June 30, 2018, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and six months ended June 30, 2018 and 2017.

General and administrative expenses increased $1,899 (10.3%) to $20,363 for the three months ended June 30, 2018, as compared to $18,464 for the three months ended June 30, 2017, primarily as a result of higher utility expense and consulting and professional fees offset partially by lower entertainment and rent expenses. General and administrative expenses decreased $34,020 (47.8%) to $37,112 for the six months ended June 30, 2018, as compared to $71,132 for the six months ended June 30, 2017, primarily as a result of lower consulting and professional fees offset partially by higher automobile and utility expenses.

As a result of the above, the Company incurred losses from operations of $20,363 and $37,112 for the three and six months ended June 30, 2018 as compared to $18,464 and $71,132 for the three and six months ended June 30, 2017.

Interest expense for the three and six months ended June 30, 2018 were $4,350 and $8,251, respectively, as compared to $3,991 and $6,614 for the three and six months ended June 30, 2017, respectively. These increases are primarily the result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred net losses of $24,713 and $45,363 for the three and six months ended June 30, 2018 as compared to $22,455 and $77,746 for the three and six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at June 30, 2018 were $5,009 as compared to $5,433 at December 31, 2017.

Total current liabilities as of June 30, 2018 were $491,594 as compared to $446,471 at December 31, 2017.This increase is primarily due to increases in advances from stockholders.

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

Our working capital deficit increased $45,547 to $486,585 at June 30, 2018 as compared to $441,038 at December 31, 2017 primarily due to an increase in advances from stockholders.

During the six months ended June 30, 2018, the Company had a net decrease in cash of $424. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2018, the Company used $51,682 in cash for operations as compared to using $49,686 in cash for the six months ended June 30, 2017, primarily as a result of the decrease in accrued expenses – related parties offset mostly by the lower net loss.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $51,258 as compared to $48,777 for the six months ended June 30, 2017 primarily as a result of higher advances from stockholders and officers offset partially by a decrease in amounts due to related parties.

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

Amanasu Environmental Corporation

Date: August 13, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer