Form 10-Q
period 2018-09-30
AMANASU ENVIRONMENT CORP
filed 2018-11-14
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 7, 2018, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$4,995	$5,433
Due from related parties	3,332	-
Total current assets	8,327	5,433

Total Assets	$8,327	$5,433

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,887	$6,385
Accrued expenses – related parties	74,770	78,593
Accrued interest – stockholders	48,822	36,067
Taxes payable	29,666	29,933
Loans from stockholders	352,120	278,255
Due to related parties	-	17,238
Total current liabilities	512,265	446,471

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,346,418)	(5,283,423)
Accumulated other comprehensive income	5,087	5,001
Total Amanasu Environment Corporation stockholders' deficit	(503,678)	(440,769)
Non-controlling interest in subsidiary	(260)	(269)
Total stockholders’ deficit	(503,938)	(441,038)

Total Liabilities and Stockholders' Deficit	$8,327	$5,433

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	13,128	$13,753	50,240	84,885
Total operating expenses	13,128	13,753	50,240	84,885

Operating loss	(13,128)	(13,753)	(50,240)	(84,885)

Other Expense:
Interest expense - stockholders	(4,504)	(3,585)	(12,755)	(10,199)

Net loss before income taxes	(17,632)	(17,338)	(62,995)	(95,084)

Income taxes	-	-	-	-

Net loss	(17,632)	(17,338)	(62,995)	(95,084)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(17,632)	(17,338)	(62,995)	(95,084)

Other comprehensive income (loss):
Foreign currency translation adjustment	279	22	95	(399)

Total comprehensive loss	(17,353)	(17,316)	(62,900)	(95,483)
Comprehensive income (loss) attributable to non-controlling interest	26	2	9	(36)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(17,379)	$(17,318)	$(62,909)	$(95,447)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATIONS
Net loss	$(62,995)	$(95,084))

Changes in assets and liabilities:
Accounts payable and accrued expenses	542	(1,536)
Accrued expenses – related parties	(3,758)	31,125
Accrued interest - stockholders	12,755	10,199)
Net cash used in operating activities	(53,456)	(55,296))

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholders	73,865	41,100
Due to related parties	(20,847)	13,200
Net Cash Provided by Financing Activities	53,018	54,300

Net Change In Cash	(438)	(996))

Cash balance, beginning of period	5,433	6,038

Cash balance, end of period	$4,995	$5,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2018.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $503,938 and an accumulated deficit of $5,346,418 at September 30, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company’s operations to date have been limited to conducting various tests on its technologies and seeking financing. The Company will continue to develop and market its technologies, which the Company believes have great market potential. As such, the Company continues to pursue additional sources of financing. Currently the company is exploring various potential investment partners in Japan, as well as China. There can be no assurances that the Company can secure additional financing. . The present plans, the realization of which cannot be assured, to overcome these difficulties also include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2018, the Company borrowed $73,865 from a stockholder. The balance due as of September 30, 2018 and December 31, 2017 were $352,120 and $278,255, respectively. Interest expense associated with these loans were $3,935 and $11,068 for the three and nine months ended September 30, 2018, respectively, as compared to $3,016 and $8,518 for the three and nine months ended September 30, 2017, respectively. Accrued interest on these loans were $40,429 and $29,361 at September 30, 2018 and December 31, 2017, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2018 and December 31, 2017 amounts due to the stockholder were $17,500 and $10,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company also leases it office space from a stockholder of the Company. At September 30, 2018 and December 31, 2017, amounts due to the stockholder were $58,558 and $56,433, respectively. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets. During the nine months ended September 30, 2018, the Company paid the stockholder $31,500 for accrued rent.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2018 and December 31, 2017, respectively. Interest expense associated with this loan were $569 and $1,687 for the three and nine months ended September 30, 2018 as compared to $569 and $1,687 for the three and nine months ended September 30, 2017. No terms for repayment have been established. As a result, the amount is classified as a current liability. Accrued interest on this loan were $8,393 and $6,706 at September 30, 2018 and December 31, 2017, respectively.

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

Under the Tax Act, the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017.

The Company had approximately $63,000 NOL generated in the nine months ended September 30, 2018 in the U.S., which can be used to offset 80 percent of future taxable income and can be carried forward indefinitely.

6. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2018 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at September 30, 2018, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and nine months ended September 30, 2018 and 2017.

General and administrative expenses decreased $625 (4.5%) to $13,128 for the three months ended September 30, 2018, as compared to $13,753 for the three months ended September 30, 2017, primarily as a result of lower travel and automobile expenses partially offset by higher professional fees utility expenses. General and administrative expenses decreased $34,645 (40.8%) to $50,240 for the nine months ended September 30, 2018, as compared to $84,885 for the nine months ended September 30, 2017, primarily as a result of lower consulting and professional fees, travel expenses offset partially by higher utility expenses.

As a result of the above, the Company incurred losses from operations of $13,128 and $50,240 for the three and nine months ended September 30, 2018 as compared to $13,753 and $84,885 for the three and nine months ended September 30, 2017.

Interest expense for the three and nine months ended September 30, 2018 were $4,504 and $12,755, respectively, as compared to $3,585 and $10,199 for the three and nine months ended September 30, 2017, respectively. These increases are primarily the result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred net losses of $17,632 and $62,995 for the three and nine months ended September 30, 2018 as compared to $17,338 and $95,084 for the three and nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2018 were $8,327 as compared to $5,433 at December 31, 2017. This increase is the result of the increase in the amount due from related parties.

Total current liabilities as of September 30, 2018 were $512,265 as compared to $446,471 at December 31, 2017.This increase is primarily due to increases in loans from stockholders.

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

Our working capital deficit increased $62,995 to $503,938 at September 30, 2018 as compared to $441,038 at December 31, 2017 primarily due to an increase in advances from stockholders.

During the nine months ended September30, 2018, the Company had a net decrease in cash of $438. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2018, the Company used $53,456 in cash for operations as compared to using $55,296 in cash for the nine months ended September 30, 2017, primarily as a result of the lower net loss mostly offset by the decrease in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $53,018 as compared to $54,300 for the nine months ended September 30, 2017 primarily as a result of the decrease in amounts due to related parties offset mostly by higher loan from stockholders.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2017, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018 other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

Amanasu Environmental Corporation

Date: November 14, 2018	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer