Form 10-K
period 2018-12-31
AMANASU ENVIRONMENT CORP
filed 2019-04-01
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32905

AMANASU ENVIRONMENT CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0347883
(State of incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue, Suite D144 2nd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 790-8799

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock (par value $0.01 per share) held by non-affiliates on June 30, 2018 (the last business day of our most recently completed second fiscal quarter) was $412,116 using the closing price on June 30, 2018. As of March 30, 2019, the registrant had 44,100,816 shares of common stock, par value $0.01 per share, outstanding.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2019.

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

Employees

As of December 31, 2018, the Company has no full time employees.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $529,459 and an accumulated deficit of $5,371,553 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. The office in New York is rented at the rate of $328 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2018
Common stock price per share:
High	$0.09	$0.09	$0.05	$0.05	$0.09
Low	$0.09	$0.05	$0.095	$0.05	$0.05
Fiscal Year 2017
Common stock price per share
High	$0.09	$0.09	$0.09	$0.09	$0.09
Low	$0.09	$0.09	$0.09	$0.09	$0.09

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

Holders

The Company has approximately 48 holders of its Common Stock as of March 30, 2019. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

There were no revenues for the years ended December 31, 2018 and 2017.

General and administrative expenses decreased $28,706 (28.8%) to $70,799 for the year ended December 31, 2018 as compared to $99,505 for the year ended December 31, 2017, primarily as a result of lower consulting fees partially offset by higher travel expenses.

Interest expense increased $3,454 to $17,331 for the year ended December 31, 2018 as compared to $13,877 for the year ended December 31, 2017 as a result of the increase in advances from stockholders and officers.

As a result of the above the Company incurred net losses of $88,130 and $113,382, respectively, for the years ended December 31, 2018 and 2017.

Liquidity and Capital Resources

Total current assets at December 31, 2018 was $9,563 compared to $5,433 at December 31, 2017. The increase is primarily due to the increase in amounts due from related parties.

Total current liabilities as of December 31, 2018 were $539,022 compared to $446,471 at December 31, 2017. The increase is due to increases in accounts payable and accrued expenses – related parties, accrued interest and loans and advances from related parties.

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

During the year ended December 31, 2018, the Company had a net decrease in cash of $2,143. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2018, the Company used $57,945 in cash for operating activities as compared to $54,214 in cash for operating activities for the year ended December 31, 2017. This increase in cash used for operating activities is primarily as a result of decrease in accrued expenses – related parties offset mostly by the lower net loss and increase in accounts payable and accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2018 was $55,802 as compared to $53,609 for the year ended December 31, 2017 primarily as a result of more advances from shareholders and officers offset mostly by a decrease in amounts due to related parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Amanasu Environment Corporation (the “Company”) as of December 31, 2018, and the related consolidated statement of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $529,459 and accumulated deficit of $5,371,553 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018
Hackensack, NJ
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Amanasu Environment Corporation (the “Company”) as of December 31, 2017, and the related consolidated statement of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $441,038, and accumulated deficit of $5,283,423 as of December 31, 2017, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

Hackensack, NJ

April 9, 2018

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:

Cash	$3,290	$5,433
Due from related parties	6,273	-
Total current assets	9,563	5,433

Total Assets	$9,563	$5,433

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities:

Accounts payable and accrued expenses	$14,244	$6,385
Accrued expenses – related parties	83,909	78,593
Accrued interest - stockholders	53,399	36,067
Taxes payable	30,750	29,933
Loans from stockholders	356,720	278,255
Due to related parties	-	17,238
Total current liabilities	539,022	446,471

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,371,553)	(5,283,423)
Accumulated other comprehensive income	4,736	5,001

Total Amanasu Environment Corporation stockholders' deficit	(529,164)	(440,769)
Non-controlling interest in subsidiary	(295)	(269)
Total stockholders' deficit	(529,459)	(441,038)

Total Liabilities and Stockholders' Deficit	$9,563	$5,433

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPRHENSIVE LOSS

	Years Ended December 31,
	2018	2017
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	70,799	99,505

Operating loss	(70,799)	(99,505)

Other expense:
Interest expense - stockholders	(17,331)	(13,877)

Loss before income taxes	(88,130)	(113,382)

Income taxes	-	-

Net loss	(88,130)	(113,382)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(88,130)	(113,382)

Other comprehensive loss:
Foreign currency translation adjustment	(291)	(394)

Comprehensive loss	(88,421)	(113,776)
Less: Comprehensive loss attributable to non-controlling interest	(26)	(35)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(88,395)	$(113,741)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2018 and December 31, 2017

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2016	44,100,816	$44,101	$4,793,552	$(5,170,041)	$5,360	$(234)	$(327,262)
Net loss				(113,382)			(113,382)
Other comprehensive income					(359)	(35)	(394)

Balance December 31, 2017	44,100,816	44,101	4,793,552	(5,283,423)	5,001	(269)	(441,038)
Net loss				(88,130)			(88,130)
Other comprehensive income					(265)	(26)	(291)

Balance December 31, 2018	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,130)	$(113,382)

Changes in current assets and liabilities:

Accounts payable and accrued expenses	7,736	(1,091)
Accrued expenses – related parties	5,117	46,383
Accrued interest – stockholders	17,332	13,876

Net cash used in operating activities	(57,945)	(54,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	78,465	49,400
Proceeds from (repayment to) related parties	(22,663)	4,209

Net cash provided by financing activities	55,802	53,609

Effect on cash of exchange rate changes	-	-

Net change in cash	(2,143)	(605)

Balance, beginning of year	5,433	6,038

Balance, end of year	$3,290	$5,433

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $529,459 and an accumulated deficit of $5,371,553 at December 31, 2018, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2018

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

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities are at the rate of exchange in effect at balance sheet dates. 109.69 Japanese Yen to $1.00 USD at December 31, 2018 and 112.69 Japanese Yen to $1.00 USD at December 31, 2017. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2018 and 2017. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the consolidated statements of comprehensive loss.

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
December 31, 2018

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018

4. RELATED PARTY TRANSACTIONS

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. At December 31, 2018 and December 31, 2017, amounts due to the stockholder were $56,433 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $328 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at December 31, 2018 and 2017 were $55,785 and $33,122, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2018 and 2017, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,250 for the years ended December 31, 2018 and 2017, respectively. Accrued interest was $8,962 and $6,706 at December 31, 2018 and 2017, respectively.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts are due on demand. At December 31, 2018 and December 31, 2017, $356,720 and $278,255, respectively, was due to the shareholders, affiliate and officers, and accrued interest of $44,437 and $29,361 at December 31, 2018 and 2017, respectively. Interest expense associated with these loans were $15,076 and $11,626 for the years ended December 31, 2018 and 2017, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the year ended December 31, 2017, the board of directors approved to transfer the amount due from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as a consulting fee for the year ended December 31, 2017.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018

5. RENTALS UNDER OPERATING LEASES

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019.(See Note 4)

During the years ended December 31, 2018 and 2017, the Company incurred rent expense of $16,034 and $16,504, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to December 31, 2018:

Year	Amount
2019	11,813

6. INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Company can carry forward net operating losses (NOL's) generated before 2017 to be applied against future profits for a period of twenty years and in the U.S. NOL from 2018 can be carry forward indefinitely. 80% of the NOL can be carried forward for nine years in Japan. The available NOL’s totaled approximately $3.7 million in the U.S. and $7,500 in Japan at December 31, 2018, which will expire in the years 2019 through 2038. NOL's of approximately $90,000 in the U.S. can be carry forward indefinitely.

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

In connection with the initial analysis of the impact of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of $500,000 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The tax returns for the years 2015, 2016, and 2017 are subject to audit by the Internal Revenue Service.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018

6. INCOME TAXES (continued)

The reconciliation of income tax at the U.S. statutory rate of 34% to the Company’s effective tax rate is as follows:

	2018	2017
Income tax expense at statutory rate	21%	34%
Change in valuation allowance	(21%)	(34%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2018 are as follows:

	U.S.	JAPAN
Deferred Tax Assets	$785,875	$3,039
Valuation Allowance	(785,875)	(3,039)
Balance Recognized	$-0-	$-0-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2017 are as follows:

	U.S.	JAPAN
Deferred Tax Assets	$767,557	$14,630
Valuation Allowance	(767,557)	(14,630)
Balance Recognized	$-0-	$-0-

7.  SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2018 through the date of issuance of the financial statements and concluded that there are no significant or material transactions to be recognized or disclosed.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2018 and December 31, 2017.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2018	-0-	-0-	-0-
ssss	2017	-0-	-0-	-0-

The officer of the Company is not a full time employee. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officer. Its officer intends to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company's board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no other fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 5, 2019, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 25, 2019 The address for each individual below is 445 Park Avenue Center 10th Floor New York, NY 10022, the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. At December 31, 2018 and December 31, 2017, amounts due to the stockholder were $56,433 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $328 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at December 31, 2018 and 2017 were $55,785 and $33,122, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2018 and 2017, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,250 for the years ended December 31, 2018 and 2017, respectively. Accrued interest was $8,962 and $6,706 at December 31, 2018 and 2017, respectively.

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. Amounts are due on demand. At December 31, 2018 and December 31, 2017, $356,720 and $278,255, respectively, was due to the shareholders, affiliate and officers, and accrued interest of $44,437 and $29,361 at December 31, 2018 and 2017, respectively. Interest expense associated with these loans were $15,076 and $11,626 for the years ended December 31, 2018 and 2017, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

During the year ended December 31, 2017, the board of directors approved to transfer the amount from Amanasu Corp. for approximately $31,420 to Mr. Maki, the Company’s President and CEO for services provided. The Company recorded $31,420 as a consulting fee for the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. ("Paritz"), the independent registered public accounting firm of Amanasu Environment Corporation, (the "Company"), announced effective October 9, 2018, that Paritz was acquired by a new auditing firm, Prager Metis CPA’s LLC (“Prager”), and that all of the employees and partners of Paritz were joining Prager.

 As a result, effective October 9, 2018, Paritz resigned as the Company's independent registered public accounting firm. The Company's Board of Directors engaged Prager to serve as the Company's independent registered public accounting firm effective October 9, 2018.

The following table presents the aggregate fees for professional audit services and other services rendered by Paritz, our independent registered public accountants for the year ended December 31, 2017 and the first two quarter of 2018. Prager reviewed our third quarter financials and will perform the audit for the year ended December 31, 2018. Fees for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017

Audit Fees	$20,000	$21,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	20,000	21,500
Tax Fees	-	-
All Other Fees	-	-

Total	$20,000	$21,500

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Prager in 2018 and 2017.

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

April 1, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 1, 2019