Form 10-Q
period 2019-03-31
AMANASU ENVIRONMENT CORP
filed 2019-05-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

As of May 2, 2019, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$577	$3,290
Operating lease right-of-use assets -current	6,859	-
Due from related parties	18,947	6,273
Total current assets	26,383	9,563

Total Assets	$26,383	$9,563

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$16,843	$14,244
Accrued expenses – related parties	94,205	83,909
Accrued interest – stockholders	57,980	53,399
Operating lease liabilities-current	6,859	-
Taxes payable	30,426	30,750
Due to related parties	375,070	356,720
Total current liabilities	581,383	539,022

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,397,209)	(5,371,553)
Accumulated other comprehensive income	4,841	4,736
Total Amanasu Environment Corporation stockholders' deficit	(554,715)	(529,164)
Non-controlling interest in subsidiary	(285)	(295)
Total stockholders’ deficit	(555,000)	(529,459)

Total Liabilities and Stockholders' Deficit	$26,383	$9,563

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	21,075	16,749

Operating loss	(21,075)	(16,749)

Other Expense:
Interest expenses - stockholders	(4,581)	(3,901)

Net loss before income taxes	(25,656)	(20,650)

Income taxes	-	-

Net loss	(25,656)	(20,650)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(25,656)	(20,650)

Other comprehensive income (loss):
Foreign currency translation adjustment	115	(642)

Comprehensive loss	(25,541)	(21,292)
Less: Comprehensive income (loss) attributable to non-controlling interest	10	(58)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(25,551)	$(21,234)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Average number of shares outstanding	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2019	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss				(25,656)			(25,656)
Other comprehensive income					105	10	115

Balance March 31, 2019	44,100,816	$44,101	$4,793,552	$(5,397,209)	$4,841	$(285)	$(555,000)

	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2018	44,100,816	$44,101	$4,793,552	$(5,283,423)	$5,001	$(269)	$(441,038)
Net loss				(20,650)			(20,650)
Other comprehensive loss					(584)	(58)	(642)

Balance March 31, 2018	44,100,816	$44,101	$4,793,552	$(5,304,073)	$4,417	$(327)	$(462,330)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATIONS
Net loss	$(25,656)	$(20,650))
Amortization of right of use assets	3,494	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,648	(295)
Accrued expenses – related parties	10,375	(26,008)
Accrued interest - stockholders	4,581	3,902)
Operating lease liabilities	(3,494)	-

Net cash used in operating activities	(8,052)	(43,051))

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	18,350	49,900
Due to related parties	(13,011)	(7,245)
Net Cash Provided by Financing Activities	5,339	42,655

Effect on cash of exchange rate changes	-	-
Net Change In Cash	(2,713)	(396))

Cash balance, beginning of period	3,290	5,433

Cash balance, end of period	$577	$5,037

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2019, the results of operations, and cash flows for the three months ended March 31, 2019 and 2018.  These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $555,000 and an accumulated deficit of $5,397,209 at March 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Anentity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized additional an operating lease liability of approximately $10,353 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

During the three months ended March 31, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2019, the Company borrowed $18,350 from a stockholder. The balances due as of March 31, 2019 and December 31, 2018 were $375,070 and $356,720, respectively. Interest expense associated with these loans were $4,025 for the three months ended March 31, 2019 as compared to $3,345 for the three months ended March 31, 2018. Accrued interest on these loans were $48,462 and $44,437 at March 31, 2019 and December 31, 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2019 and December 31, 2018 amounts due to the stockholder were $22,500 and $20,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. At March 31, 2019 and December 31, 2018, amounts due to the stockholder were $64,308 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $328 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at March 31, 2019 and December 31, 2018 were $68,796 and $55,785, respectively.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 3, 2019 and December 31, 2018, respectively. Interest expense associated with this loan was $556 for the three months ended March 31, 2019 as compared to $556 for the three months ended March 31. 2018. No terms for repayment have been established. As a result, the amount is classified as a current liability. Accrued interest on this loan were $9,518 and $8,962 at March 31, 2019 and December 31, 2018, respectively.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2018, we did not have any earnings from foreign subsidiaries and the international aspects of the Tax Act are not applicable.

The Company had NOL carryforwards of approximately $3.72 million in the U.S. and $7,500 in Japan at March 31, 2019. Approximately $3.6 million in the U.S. and $7,500 in Japan will expire in the years 2019 through 2037, and $0.12 million can be carried forward indefinitely.

6. OPERATING LEASE LIABILITY

The Company leases office space from its officer in one location from October 2017 to September 2019 with a monthly payment of approximately $1,250.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% as of January 1, 2019 for operating leases that commenced prior to that date.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2019:

Remainder 2019	$7,500
Total undiscounted future minimum lease payments	7,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	641
Total operating lease liabilities – current portion	$6,859

Total rent expense under operating leases for the three months ended March 31, 2019 and 2018 was $3,750 and $3,750, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2019 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “Annual Report”).

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at March 31, 2019, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three months ended March 31, 2019 and 2018.

General and administrative expenses increased $4,326 (25.8%) to $21,075 for the three months ended March 31, 2019, as compared to $16,749 for the three months ended March 31, 2018, primarily as a result of by higher professional and registration fees partially offset by lower travel expenses.

As a result of the above, the Company incurred a loss from operations of $21,075 for the three months ended March 31, 2019 as compared to $16,749 for the three months ended March 31, 2018.

Interest expense for the three months ended March 31, 2019 was $4,581 as compared to $3,901 for the three months ended March 31, 2018. This increase is primarily the result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred a net loss of $25,656 for the three months ended March 31. 2019 as compared to $20,650 for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2019 were $26,383 as compared to $9,563 at December 31, 2018. This increase is the result of the increase in the amount due from related parties and the increase in operating lease Right of use assets.

Total current liabilities as of March 31, 2019 were $581,383 as compared to $539,022 at December 31, 2018.This increase is primarily due to increases in loans from stockholders and accrued expenses to related parties.

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

Our working capital deficit increased $25,541 to $555,000 at March 31, 2019 as compared to $529,459 at December 31, 2018 primarily due to increases in loans from stockholders and accrued expenses to related parties offset partially by an increase in the amount due from related parties.

During the three months ended March 31, 2019, the Company had a net decrease in cash of $2,713. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2019, the Company used $8,052 in cash for operations as compared to using $43,051 in cash for the three months ended March 31, 2019, primarily as a result of the change in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $5,339 as compared to $42,655 for the three months ended March 31, 2018 primarily as a result of the decrease in loans from stockholders.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2019.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2018, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: May 15, 2019	By:	/s/ Atsushi Maki
Atsushi Maki
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer