Form 10-Q
period 2019-09-30
AMANASU ENVIRONMENT CORP
filed 2019-11-14
CIK 1142801

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 8, 2019, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$206	$3,290
Due from affiliates	25,094	6,273
Total current assets	25,300	9,563

Total Assets	$25,300	$9,563

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$11,925	$14,244
Accrued expenses – related parties	116,595	83,909
Accrued interest – stockholders	67,760	53,399
Taxes payable	31,002	30,750
Loans from stockholders	389,940	356,720
Total current liabilities	617,222	539,022

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,433,925)	(5,371,553)
Accumulated other comprehensive income	4,653	4,736
Total Amanasu Environment Corporation stockholders' deficit	(591,619)	(529,164)
Non-controlling interest in subsidiary	(303)	(295)
Total stockholders’ deficit	(591,922)	(529,459)

Total Liabilities and Stockholders' Deficit	$25,300	$9,563

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	12,298	$13,128	48,011	50,240

Operating loss	(12,298)	(13,128)	(48,011)	(50,240)

Other Expense:
Interest expense - stockholders	(4,982)	(4,504)	(14,361)	(12,755)

Net loss before income taxes	(17,280)	(17,632)	(62,372)	(62,995)

Income taxes	-	-	-	-

Net loss	(17,280)	(17,632)	(62,372)	(62,995)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(17,280)	(17,632)	(62,372)	(62,995)

Other comprehensive income (loss):
Foreign currency translation adjustment	97	279	(91)	95

Total comprehensive loss	(17,183)	(17,353)	(62,463)	(62,900)
Less: Comprehensive income (loss) attributable to non-controlling interest	9	26	(8)	9

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(17,192)	$(17,379)	$(62,455)	$(62,909)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2019	44,100,816	$44,101	$4,793,552	$(5,416,645)	$4,565	$(312)	$(574,739)
Net loss	-	-	-	(17,280)	-	-	(17,280)
Other comprehensive income	-	-	-	-	88	9	97

Balance September 30, 2019	44,100,816	$44,101	$4,793,552	$(5,433,925)	$4,653	$(303)	$(591.922)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2018	44,100,816	$44,101	$4,793,552	$(5,328,786)	$4,834	$(286)	$(486,585)
Net loss				(17,632)			(17,632)
Other comprehensive income					253	26	279

Balance September 30, 2018	44,100,816	$44,101	$4,793,552	$(5,346,418)	$5,087	$(260)	$(503,938)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2019	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss	-	-	-	(62,372)	-	-	(62,372)
Other comprehensive loss	-	-	-		(83)	(8)	(91)

Balance September 30, 2019	44,100,816	$44,101	$4,793,552	$(5,433,925)	$4,653	$(303)	$(591,922)

	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2018	44,100,816	$44,101	$4,793,552	$(5,283,423)	$5,001	$(269)	$(441,038)
Net loss	-	-	-	(62,995)			(45,363)
Other comprehensive income	-	-	-	-	86	9	95

Balance September 30, 2018	44,100,816	$44,101	$4,793,552	$(5,346,418)	$5,087	$(260)	$(503,938)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATIONS
Net loss	$(62,372)	$(62,995)
Adjustment to reconcile net loss to total cash used in operating activities
Amortization of right of use assets	10,353
Changes in assets and liabilities:
Accounts payable and accrued expenses	(2,358)	542
Accrued expenses – related parties	32,625	(3,758)
Operating lease liabilities	(10,353)	-
Accrued interest - stockholders	14,361	12,755
Net Cash Used in Operating Activities	(17,744)	(53,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	33,220	73,865
Due from affiliates	(18,560)	(20,847)
Net Cash Provided by Financing Activities	14,660	53,018

Net Change In Cash	(3,084)	(438)

Cash balance, beginning of period	3,290	5,433

Cash balance, end of period	$206	$4,995

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $591,922 and an accumulated deficit of $5,433,925 at September 30, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized an operating lease liability of $10,353 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

During the nine months ended September 30, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report. No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

 AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2019, the Company borrowed $33,220 from a stockholder. The balances due as of September 30, 2019 and December 31, 2018 were $389,940 and $356,720, respectively. Interest expense associated with these loans were $4,413 and $12,674 for the three and nine months ended September 30, 2019 as compared to $3,935 and $11,068 for the three and nine months ended September 30, 2018. Accrued interest on these loans were $57,111 and $44,437 at September 30, 2019 and December 31, 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2019 and December 31, 2018 amounts due to the stockholder were $27,500 and $20,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

The Company's executive offices are located at 445 Park Avenue Center 10th Floor New York, NY 10022, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,625 under a lease agreement which expires October 1, 2019. At September 30, 2019 and December 31, 2018, amounts due to the stockholder were $80,058 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $328 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at September 30, 2019 and December 31, 2018 were $74,345 and $55,785, respectively.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2019 and December 31, 2018, respectively. Interest expense associated with this loan was $569 and $1,687 for the three and nine months ended September 30, 2019 as compared to $569 and $1,687 for the three and nine months ended September 30. 2018. No terms for repayment have been established. As a result, the amount is classified as a current liability. Accrued interest on this loan were $10,649 and $8,962 at September 30, 2019 and December 31, 2018, respectively.

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

The Company had NOL carryforwards of approximately $3.8 million in the U.S. and $7,500 in Japan at September 30, 2019. Approximately $3.65 million in the U.S. and $7,500 in Japan will expire in the years 2019 through 2037, and $0.15 million can be carried forward indefinitely.

 AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

6. OPERATING LEASE LIABILITY

The Company leases office space from its officer in one location from October 2017 to September 2019 with a monthly payment of $1,250.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-use assets and related operating leases liabilities. This asset was fully amortized as of September 30, 2019.

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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of $1,250.

Total rent expense under operating leases for the three and nine months ended September 30, 2019 was $3,750 and $11,250, respectively, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2018, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2019 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Please note that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency of $591,922 and an accumulated deficit of $5,433,925 at September 30, 2019, and a record of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and nine months ended September 30, 2019 and 2018.

General and administrative expenses decreased $830 (6.3%) to $12,298 for the three months ended September 30, 2019, as compared to $13,128 for the three months ended September 30, 2018, primarily as a result of lower professional fees partially offset by higher insurance expense. General and administrative expenses decreased $2,229 (4.4%) to $48,011 for the nine months ended September 30, 2019, as compared to $50,240 for the nine months ended September 30, 2018, primarily as a result of lower professional fees.

As a result of the above, the Company incurred losses from operations of $12,298 and $48,011 for the three and nine months ended September 30, 2019 as compared to losses from operations of $13,128 and $50,240 for the three and nine months ended September 30, 2018.

Interest expense for the three and nine months ended September 30, 2019 was $4,982 and $14,361 as compared to $4,504 and $12,755 for the three and nine months ended September 30, 2018. This increase is primarily the result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred net losses of $17,280 and $62,372 for the three and nine months ended September 30. 2019 as compared to net losses $17,632 and $62,995 for the three and nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2019 were $25,300 as compared to $9,563 at December 31, 2018. This increase is the result of the increase in the amount due from related parties.

Total current liabilities as of September 30, 2019 were $617,222 as compared to $539,022 at December 31, 2018.This increase is primarily due to increases in loans from stockholders and accrued expenses and accrued interest to related parties.

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

Our working capital deficit increased $62,463 to $591,922 at September 30, 2019 as compared to $529,459 at December 31, 2018 primarily due to increases in loans from stockholders and accrued expenses and accrued interest to related parties offset partially by an increase in the amount due from related parties.

During the nine months ended September 30, 2019, the Company had a net decrease in cash of $3,084. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2019, the Company used $17,744 in cash for operations as compared to using $53,456 in cash for the nine months ended September 30, 2018, primarily as a result of the change in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $14,660 as compared to $53,018 for the nine months ended September 30, 2018 primarily as a result of the decrease in loans from stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Accounting Officer (“PAO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019 other than those previously reported in a Current Report on Form 8-K.

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

Exhibit 31.1
Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 31.2	Certification of the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

Amanasu Environmental Corporation

Date: November 14, 2019	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer