Form 10-K
period 2019-12-31
AMANASU ENVIRONMENT CORP
filed 2020-03-30
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32905

AMANASU ENVIRONMENT CORPORATION
 (Exact name of Registrant as specified in its charter)

Nevada	98-0347883
(State of incorporation)	(IRS Employer Identification Number)

244 Fifth Avenue Center, 2nd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2019 (the last business day of our most recently completed second fiscal quarter) was $412,116 using the closing price on June 30, 2019. As of March 10, 2020, the registrant had 44,100,816 shares of common stock, par value $0.001 per share, outstanding.

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

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2020.

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

Employees

As of December 31, 2019, the Company has no full time employees.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $628,502 and an accumulated deficit of $5,456,421 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing. There can be no assurances that the Company can secure additional financing.

There is a risk associated with COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products and supplies used in operations, and the unavailability of capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with Amanasu Techno Holdings Corporation (“ATH”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent. The office in New York is rented at the rate of $392 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

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

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2019
Common stock price per share:
High	$0.05	$0.05	$0.05	$0.06	$0.06
Low	$0.05	$0.05	$0.05	$0.05	$0.05
Fiscal Year 2018
Common stock price per share
High	$0.09	$0.09	$0.05	$0.05	$0.09
Low	$0.09	$0.05	$0.095	$0.05	$0.05

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

Holders

The Company has approximately 48 holders of its Common Stock as of March 25, 2020. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

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

Please note the consolidated financial statements for the fiscal years ending December 31, 2019 and 2018 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $628,502 as well as an accumulated deficit of $5,456,421 at December 31, 2019. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2019. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will continue to assist in the design, and approval process for the product from at least two regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The

Company has already initiated documentation and application processes, and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

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

Results of Operations

There were no revenues for the years ended December 31, 2019 and 2018.

General and administrative expenses decreased $5,297 (7.5%) to $65,502 for the year ended December 31, 2019 as compared to $70,799 for the year ended December 31, 2018, primarily as a result of lower professional fees and travel expenses.

Interest expense increased $2,035 to $19,366 for the year ended December 31, 2019 as compared to $17,331 for the year ended December 31, 2018 as a result of the increase in advances from stockholders and officers.

As a result of the above the Company incurred net losses of $84,868 and $88,130, respectively, for the years ended December 31, 2019 and 2018.

Liquidity and Capital Resources

Total current assets at December 31, 2019 was $18,838 compared to $9,563 at December 31, 2018. The increase is primarily due to the increase in amounts due from affiliates.

Total current liabilities as of December 31, 2019 were $647,340 compared to $539,022 at December 31, 2018. The increase is due to increases in accrued expenses – related parties, accrued interest, operating lease liabilities and loans and advances from related parties.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During the year ended December 31, 2019, the Company had a net decrease in cash of $3,079. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2019, the Company used $24,892 in cash for operating activities as compared to $57,945 in cash for operating activities for the year ended December 31, 2018. This decrease in cash used for operating activities is primarily as a result of the increase in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $21,813 as compared to $55,802 for the year ended December 31, 2018 primarily as a result of lower advances from shareholders and officers offset mostly by a decrease in amounts due from affliates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $628,502, and accumulated deficit of $5,456,421 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s, LLC
We have served as the Company’s auditor since 2018.
Hackensack, New Jersey
March 30, 2020

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:

Cash	$211	$3,290
Due from affiliates	18,627	6,273
Total current assets	18,838	9,563

Operating lease right-of-use assets	25,084	-

Total Assets	$43,922	$9,563

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities:

Accounts payable and accrued expenses	$13,402	$14,244
Accrued expenses – related parties	125,483	83,909
Accrued interest - stockholders	72,764	53,399
Taxes payable	31,056	30,750
Operating lease liabilities - current	14,065	-
Loans from stockholders	390,570	356,720
Total current liabilities	647,340	539,022

Operating lease liabilities	11,019	-

Total Liabilities	658,359	539,022

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,456,421)	(5,371,553)
Accumulated other comprehensive income	4,636	4,736
Total Amanasu Environment Corporation stockholders' deficit	(614,132)	(529,164)
Non-controlling interest in subsidiary	(305)	(295)
Total stockholders' deficit	(614,437)	(529,459)

Total Liabilities and Stockholders' Deficit	$43,922	$9,563

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPRHENSIVE LOSS

	Years Ended December 31,
	2019	2018
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	65,502	70,799

Operating loss	(65,502)	(70,799)

Other expense:
Interest expense – stockholders	(19,366)	(17,331)

Loss before income taxes	(84,868)	(88,130)

Income taxes	-	-

Net loss	(84,868)	(88,130)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(84,868)	(88,130)

Other comprehensive loss:
Foreign currency translation adjustment	(110)	(291)

Comprehensive loss	(84,978)	(88,421)
Less: Comprehensive loss attributable to non-controlling interest	(10)	(26)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(84,968)	$(88,395)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2019 and 2018

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2017	44,100,816	$44,101	$4,793,552	$(5,283,423)	$5,001	$(269)	$(441,038)
Net loss				(88,130)			(88,130)
Foreign currency translation adjustment					(265)	(26)	(291)

Balance December 31, 2018	44,100,816	44,101	4,793,552	$(5,371,553)	4,736	(295)	(529,459)
Net loss				(84,868)			(84,868)
Foreign currency translation adjustment					(100)	(10)	(110)

Balance December 31, 2019	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,868)	$(88,130)

Changes in assets and liabilities:

Accounts payable and accrued expenses	(889)	7,736
Accrued expenses – related parties	41,500	5,117
Accrued interest – stockholders	19,365	17,332

Net cash used in operating activities	(24,892)	(57,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	33,850	78,465
Repayment to affiliates	(12,037)	(22,663)

Net cash provided by financing activities	21,813	55,802

Effect on cash of exchange rate changes	-	-

Net change in cash	(3,079)	(2,143)

Balance, beginning of year	3,290	5,433

Balance, end of year	$211	$3,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $628,502 and an accumulated deficit of $5,456,421 at December 31, 2019, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2019 and 2018

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

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities are at the rate of exchange in effect at balance sheet dates. 108.61 Japanese Yen to $1.00 USD at December 31, 2019 and 109.69 Japanese Yen to $1.00 USD at December 31, 2018. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2019 and 2018. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the consolidated statements of comprehensive loss.

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
December 31, 2019 and 2018

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

Recent Adopted Accounting Pronouncements

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Adopted Accounting Pronouncements (continued)

The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard was not provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard has a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized an operating lease liability of $38,845 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases (see Note 6).

The Company does not expect any other recently issued pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2019 and 2018, the Company borrowed $33,850 and $78,465, respectively, from a stockholder. The balances due as of December 31, 2019 and 2018 were $390,570 and $356,720, respectively. Interest expense associated with these loans were $17,110 and $15,076 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on these loans were $61,547 and $44,437 at December 31, 2019 and 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2019 and 2018 amounts due to the stockholder were $30,000 and $20,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets.

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2019. The Company entered a new lease agreement with the stockholder at a monthly rate of $2,500 which expires October 1, 2021. At December 31, 2019 and 2018, amounts due to the stockholder were $87,933 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $392 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at December 31, 2019 and 2018 were $67,822 and $55,785, respectively.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

4. RELATED PARTY TRANSACTIONS (continued)

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2019 and 2018, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,256 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on this loan was $11,218 and $8,962 at December 31, 2019 and 2018, respectively.

5. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expired October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with ATH, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $92 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating leases liabilities. This asset was fully amortized as of September 30, 2019.

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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the three months from October 1, 2019 to December 31, 2019, the Company amortized $3,408 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2019:

2020	$15,000
2021	11,250
Total undiscounted future minimum lease payments	26,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(1,163)
Total operating lease liabilities	25,084
Less current portion	(14,065)
Long-term lease liabilities	$11,019

Total rent expense under operating leases for the year ended December 31, 2019 was $15,946 as compared to $16,034 for the year ended December 31, 2018.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

6. INCOME TAXES

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company did not have any earnings from foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

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

The Company had NOL carryforwards of approximately $3.8 million in the U.S. and $6,200 in Japan at December 31, 2019. Approximately $3.65 million in the U.S. and $6,200 in Japan will expire in the years 2020 through 2037, and $0.17 million can be carried forward indefinitely.

The tax returns for the years 2016, 2017, and 2018 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2019	2018
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$803,070	$1,991
Valuation Allowance	(803,070)	(1,991)
Deferred Tax Assets	$-0-	$-0-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2018 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$785,875	$3,039
Valuation Allowance	(785,875)	(3,039)
Deferred Tax Assets	$-0-	$-0-

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019 and 2018

7.  SUBSEQUENT EVENT

The Company evaluated all events subsequent to December 31, 2019 through the date of issuance of the financial statements and concluded the following subsequent event need to be disclosed.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products and supplies used in operations, and the unavailability of capital.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2019, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	66	1999	Chairman & Principal Executive Officer

Atsushi Maki has been the President, Principal Accounting Officer, Chairman and Director of the Company since November 10, 1999. During the past ten years, Mr. Maki has been an independent businessman involved mainly in real estate development projects in Japan. In 1995, he served as a Director of the Japan-Korea Cooperation Committee along with the former Prime Minister of Japan who acted as the Chairman of the committee. In 1999, he was responsible for establishing the Japan-China Association, a foundation for fostering better relations between the two nations. He served as a director of the association, along with the Chairman of Sony Corporation and the Honorary Chairman of Toyota Motor Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2019 and December 31, 2018.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2019	-0-	-0-	-0-
	2018	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of March 10, 2020, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 10, 2020. The address for each individual below 244 Fifth Avenue 2nd Floor New York, NY 10001, the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	74.8%
Common Stock	Atsushi Maki (3) (4)	35,858,500	81.3%
Common Stock	Lina Lei (4)	35,858,500	81.3%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	81.3%

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

(3). Includes 1,496,000 shares of common stock held individually by Mr. Maki, 1,000,000 shares of common stock deposited with a third party, 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei.  Mr. Maki and Ms. Lei are related parties (married).

(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,496,000 shares of common stock beneficially owned by Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2019 and 2018, the Company borrowed $33,850 and $78,465, respectively, from a stockholder. The balances due as of December 31, 2019 and 2018 were $390,570 and $356,720, respectively. Interest expense associated with these loans were $17,110 and $15,076 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on these loans were $61,547 and $44,437 at December 31, 2019 and 2018, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2019 and 2018 amounts due to the stockholder were $30,000 and $20,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets.

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2019. The Company entered a new lease agreement with the stockholder at a monthly rate of $2,500 which expires October 1, 2021. At December 31, 2019 and 2018, amounts due to the stockholder were $87,933 and $56,433, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $392 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at December 31, 2019 and 2018 were $67,822 and $55,785, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2019 and 2018, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,256 for the years ended December 31, 2019 and 2018, respectively. Accrued interest was $11,218 and $8,962 at December 31, 2019 and 2018, respectively.

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

The following table presents the aggregate fees for professional audit services and other services rendered by Paritz, our independent registered public accountants for the first two quarters of 2018. Prager reviewed our 2018 third quarter financials and performed the audit for the years ended December 31, 2018 and 2019. Fees for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018

Audit Fees	$19,000	$20,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	20,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$20,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Paritz and Prager in 2019 and 2018.

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
Chairman & Principal Executive Officer
Principal Accounting Officer

March 30, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

March 30, 2020