Form 10-Q
period 2020-03-31
AMANASU ENVIRONMENT CORP
filed 2020-05-15
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0347883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Fifth Avenue, 2nd Floor New York, NY 10022
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

As of May 8, 2020, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$76	$211
Due from related parties	18,978	18,627
Total current assets	19,054	18,838

Operating lease right-of-use assets	21,634	25,084

Total Assets	$40,688	$43,922

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$24,020	$13,402
Accrued expenses – related parties	135,933	125,483
Accrued interest – stockholders	77,719	72,764
Taxes payable	31,365	31,056
Operating lease liabilities - current	14,242	14,065
Due to related parties	390,570	390,570
Total current liabilities	673,849	647,340

Operating lease liabilities	7,392	11,019

Total Liabilities	681,241	658,359

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,482,428)	(5,456,421)
Accumulated other comprehensive income	4,537	4,636
Total Amanasu Environment Corporation stockholders' deficit	(640,238)	(614,132)
Non-controlling interest in subsidiary	(315)	(305)
Total stockholders’ deficit	(640,553)	(614,437)

Total Liabilities and Stockholders' Deficit	$40,688	$43,922

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	21,052	21,075

Operating loss	(21,052)	(21,075)

Other Expense:
Interest expenses - stockholders	(4,955)	(4,581)

Net loss before income taxes	(26,007)	(25,656)

Income taxes	-	-

Net loss	(26,007)	(25,656)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(26,007)	(25,656)

Other comprehensive income (loss):
Foreign currency translation adjustment	(109)	115

Comprehensive loss	(26,116)	(25,541)
Less: Comprehensive income (loss) attributable to non-controlling interest	(10)	10

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(26,106)	$(25,551)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2020	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss	-	-	-	(26,007)	-	-	(26,007)
Other comprehensive loss	-	-	-	-	(99)	(10)	(109)

Balance March 31, 2020	44,100,816	$44,101	$4,793,552	$(5,482,428)	$4,537	$(315)	$(640,553)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2019	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss				(25,656)			(25,656)
Other comprehensive income					105	10	279

Balance March 31, 2019	44,100,816	$44,101	$4,793,552	$(5,397,209)	$4,841	$(285)	$(555,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATIONS
Net loss	$(26,007)	$(25,656)
Changes in assets and liabilities:
Accounts payable and accrued expenses	10,572	2,648
Accrued expenses – related parties	10,375	10,375
Accrued interest - stockholders	4,955	4,581
Net Cash Used in Operating Activities	(105)	(8,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	-	18,350
Due to related parties	(30)	(13,011)
Net Cash (Used in) Provided by Financing Activities	(30)	5,339

Net Change In Cash	(135)	(2,713)

Cash balance, beginning of period	211	3,290

Cash balance, end of period	$76	$577

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $654,795 and an accumulated deficit of $5,482,428 at March 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

During the three months ended March 31, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2020, the Company did not borrow from a stockholder. The balances due as of March 31, 2020 and December 31, 2019 were $390,570 and $390,750, respectively. Interest expense associated with these loans were $4,392 and $4,025 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest on these loans were $65,939 and $61,547 at March 31, 2020 and December 31, 2019, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2020 and December 31, 2019 amounts due to the stockholder were $32,500 and $30,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompany balance sheets.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At March 31, 2020 and December 31, amounts due to the stockholder were $95,808 and $$87,933, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. As such, when the lease payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due to affiliate in the accompanying balance sheets amounts due to related parties. The office in New York is rented at the rate of $392 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balances due from Amanasu Techno Holdings at March 31, 2020 and December 31, 2019 were $67,852 and $67,822, respectively.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 31, 2020 and December 31, 2019, respectively. Interest expense associated with this loan were $563 and $556 for the three months ended March 31, 2020 and 2019, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability in accrued expenses. Accrued interest on this loan were $11,780 and $11,218 at March 31, 2020 and December 31, 2019, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2020 and 2019 as it has no taxable income in the U.S.

The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.85 million in the U.S. and $6,200 in Japan at March 31, 2020. Approximately $3.65 million in the U.S. and $6,200 in Japan will expire in the years 2020 through 2037, and $0.2 million can be carried forward indefinitely.

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

 AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

5. INCOME TAXES (continued)

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, the Company has re-measured its deferred tax assets on net operating loss carry forwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017. For purposes of the inclusion of GILTI, the Company has determined that the Company has no taxable off-shore earnings as of March 31, 2020 and 2019, respectively. Therefore, this is no accrual of US income tax for GILTI as of March 31, 2020.

The extent of the Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expired October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $392 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

Upon adoption of ASC 842, Leases, on January 1, 2019, the Company recorded $10,353 of right-of-use assets and related liabilities. This asset was fully amortized as of September 30, 2019.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for operating leases that commenced prior to that date.

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the three months from January 1, 2020 through March 31, 2020, the Company amortized $3,450 of right-of-use assets.

 AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

6. OPERATING LEASE LIABILITY (continued)

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2020:

2020 – nine months	$11,250
2021	11,250
Total undiscounted future minimum lease payments	22,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(866)
Total operating lease liabilities	21,634
Less current portion	(14,242)
Long-term lease liabilities	$7,392

Total rent expense under operating leases for the three months ended March 31, 2020 and 2019 was $3,750 and $3,750, respectively

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Annual Report”).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $654,795 and an accumulated deficit of $5,482,428 at March 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the three and three months ended March 31, 2020 and 2019.

General and administrative expenses of $21,052 for the three months ended March 31, 2020 modestly decreased as compared to $21,075 for the three months ended March 31, 2019.

As a result of the above, the Company incurred losses from operations of $21,052 and $21,075 for the three months ended March 31, 2020 and 2019, respectively.

Interest expense for the three months ended March 31, 2020 was $4,955 as compared to $4,581 for the three months ended March 31, 2019. This increase is primarily the result of the increase in advances from stockholders and officers.

As a result of the above, the Company incurred net losses of $26,007 and $25,656 for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2020 were $19,054 as compared to $18,838 at December 31, 2019. This increase is the result of the increase in the amount due from related parties.

Total current liabilities as of March 31, 2020 were $673,849 as compared to $647,340 at December 31, 2019.This increase is primarily due to increases in accrued expenses and accrued interest to related parties.

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

Our working capital deficit increased $26,293 to $654,795 at March 31, 2020 as compared to $628,502 at December 31, 2019 primarily due to increases in and accrued expenses and accrued interest to related parties.

During the three months ended March 31, 2020, the Company had a net decrease in cash of $135. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2020, the Company used $105 in cash for operations as compared to using $8,052 in cash for the three months ended March 31, 2019, primarily as a result of the change in accrued expenses – related parties.

Cash (used in) provided by financing activities. Net cash used financing activities for the three months ended March 31, 2020 was $30 as compared providing $5,339 for the three months ended March 31, 2019 primarily as a result of the decrease in loans from stockholders offset partially by lower payments in amounts due to related parties.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: May 15, 2020	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer