Form 10-Q
period 2020-06-30
AMANASU ENVIRONMENT CORP
filed 2020-08-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of Augusty 3, 2020, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$56	$211
Due from affiliate	797	24,509
Total current assets	853	24,720

Operating lease right-of-use assets	18,139	25,084

Total Assets	$18,992	$49,804

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$8,308	$13,402
Accrued expenses – related parties	96,093	82,170
Accrued interest – stockholders	82,688	72,764
Taxes payable	31,251	31,056
Operating lease liabilities – current	14,421	14,065
Due to related parties	441,293	439,765
Total current liabilities	674,054	653,222

Operating lease liabilities	3,718	11,019

Total Liabilities	677,772	664,241

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,500,695)	(5,456,421)
Accumulated other comprehensive income	4,573	4,636
Total Amanasu Environment Corporation stockholders' deficit	(658,469)	(614,132)
Non-controlling interest in subsidiary	(311)	(305)
Total stockholders’ deficit	(658,780)	(614,437)

Total Liabilities and Stockholders' Deficit	$18,992	$49,804

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	13,298	14,638	34,350	35,713

Operating loss	(13,298)	(14,638)	(34,350)	(35,713)

Other Expense:
Interest expense - stockholders	(4,969)	(4,798)	(9,924)	(9,379)

Net loss before income taxes	(18,267)	(19,436)	(44,274)	(45,092)

Income taxes	-	-	-	-

Net loss	(18,267)	(19,436)	(44,274)	(45,092)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(18,267)	(19,436)	(44,274)	(45,092)

Other comprehensive income (loss):
Foreign currency translation adjustment	40	(303)	(69)	(188)

Total comprehensive loss	(18,227)	(19,739)	(44,343)	(45,280)
Comprehensive income (loss) attributable to non-controlling interest	4	(27)	(6)	(17)

Less Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(18,231)	$(19,712)	$(44,337)	$(45,263)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance April 1, 2020	44,100,816	$44,101	$4,793,552	$(5,482,428)	$4,537	$(315)	$(640,553)
Net loss	-	-	-	(18,267)	-	-	(18,267)
Other comprehensive income	-	-	-	-	36	4	40

Balance June 30, 2020	44,100,816	$44,101	$4,793,552	$(5,500,695)	$4,573	$(311)	$(658,780)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance April 1, 2019	44,100,816	$44,101	$4,793,552	$(5,397,209)	$4,841	$(285)	$(555,000)
Net loss	-	-	-	(19,436)	-	-	(19,436)
Other comprehensive loss	-	-	-	-	(276)	(27)	(303)

Balance June 30, 2019	44,100,816	$44,101	$4,793,552	$(5,416,645)	$4,565	$(312)	$(574,739)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2020	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss	-	-	-	(44,274)	-	-	(44,274)
Other comprehensive loss	-	-	-	-	(63)	(6)	(69)

Balance June 30, 2020	44,100,816	$44,101	$4,793,552	$(5,482,428)	$4,573	$(311)	$(658,780)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2019	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss	-	-	-	(45,092)	-	-	(45,092)
Other comprehensive loss	-	-	-		(171)	(17)	(188)

Balance June 30, 2019	44,100,816	$44,101	$4,793,552	$(5,416,645)	$4,565	$(312)	$(574,739)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATIONS
Net loss	$(44,274)	$(45,092)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,122)	(4,720)
Accrued expenses – related parties	13,875	12,875
Accrued interest - stockholders	9,924	9,379
Net Cash Used in Operating Activities	(25,597)	(27,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders, net of repayment	1,730	30,450
Due from (to) related parties	23,712	(5,941)
Net Cash Provided by Financing Activities	25,442	24,509

Net Change In Cash	(155)	(3,049)

Cash balance, beginning of period	211	3,290

Cash balance, end of period	$56	$241

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

2. GOING CONCERN AND UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $673,201 and an accumulated deficit of $5,500,695 at June 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial information. These reclassifications had no effect on the previously reported net loss.

During the six months ended June 30, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the six months ended June 30, 2020, the Company borrowed $1,730 from a stockholder. The balances due as of June 30, 2020 and December 31, 2019 were $392,300 and $390,750, respectively. Interest expense associated with these loans were $4,406 and $8,799 for the three and six months ended June 30, 2020 as compared to $4,235 and $8,260 for the three and six months ended June 30, 2019. Accrued interest on these loans were $70,346 and $61,547 at June 30, 2020 and December 31, 2019, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written and no payment terms have been established. The fee is $10,000 annually. As of June 30, 2020 and December 31, 2019 amounts due to the stockholder were $35,000 and $30,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At June 30, 2020 and December 31, 2019 amounts due to the stockholder were $52,495 and $44,620, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at June 30, 2020 and December 31, 2019, respectively. Interest expense associated with this loan were $563 and $1,125 for the three and six months ended June 30, 2020, respectively, as compared to $563 and $1,119 for the three and six months ended June 30, 2019, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability in due to related parties. Accrued interest on this loan were $12,342 and $11,217 at June 30, 2020 and December 31, 2019, respectively.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the six months ended June 30, 2020 and 2019 as it has no taxable income in the U.S.

The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.87 million in the U.S. and $6,200 in Japan at June 30, 2020. Approximately $3.65 million in the U.S. and $6,200 in Japan will expire in the years 2020 through 2037, and $0.22 million can be carried forward indefinitely.

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

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017. For purposes of the inclusion of GILTI, the Company has determined that the Company has no taxable off-shore earnings as of June 30, 2020 and 2019, respectively. Therefore, this is no accrual of US income tax for GILTI as of June 30, 2020.

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

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expired October 1, 2019. The Company entered into a new lease with the Secretary of the Company at a monthly rate of $2,500, which expires October 1, 2021. The Company shares the space with AEC, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 81% of AEC’s outstanding shares of common stock. AEC is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $360 each year and shares with AEC. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating lease liabilities. This asset was fully amortized as of September 30, 2019.

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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the six months from January 1, 2020 through June 30, 2020, the Company amortized $6,945of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2020:

2020 – six months	$7,500
2021	11,250
Total undiscounted future minimum lease payments	18,750
Less: Difference between undiscounted lease payments and discounted lease liabilities	(611)
Total operating lease liabilities	18,139
Less current portion	(14,421)
Long-term lease liabilities	$3,718

Total rent expense under operating leases for the three and six months ended June 30, 2020 was $3,750 and $7,500, respectively, as compared to $3,750 and $7,500 for the three and six months ended June 30, 2019, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Amanasu Environmental Corporation and its wholly owned subsidiaries, collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Annual Report”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $673,201 and an accumulated deficit of $5,500,695 at June 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

There were no revenues for the three and six and three months ended June 30, 2020 and 2019.

General and administrative expenses decreased $1,340 (9.2%) and $1,363 (3.8%) to $13,298 and $34,350 for the three and six months ended June 30, 2020, respectively, as compared to $14,638 and $35,713 for the three and six months ended June 30 2019 respectively. These decreases are mostly attributed mostly to the lower travel expenses.

As a result of the above, the Company incurred loss from operations of $13,298 and $34,350 for the three and six months ended June 30, 2020, respectively, as compared to losses from operations of $14,638 and $35,713 for the three and six months ended June 30, 2019, respectively.

For the three and six months ended June 30, 2020, interest expense increased $171 and $545 to $4,969 and $9,924, respectively, as compared to $4,798 and $9,379 for the three and six months ended June 30, 2019, respectively, as a result of the increased interest associated with additional advances from stockholders.

As a result of the above, the Company incurred net losses of $18,267 and $44,274 for the three and six months ended June 30, 2020, respectively, as compared to $19,436 and $45,092 for the three and six months ended June 30, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at June 30, 2020 were $853 as compared to $24,720 at December 31, 2019. This decrease is the result of the decrease in the amount due from affiliate.

Total current liabilities as of June 30, 2020 were $674,054 as compared to $653,222 at December 31, 2019.This increase is primarily due to increases in accrued expenses and accrued interest to related parties.

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

Our working capital deficit increased $44,699 to $673,201 at June 30, 2020 as compared to $628,502 at December 31, 2019 primarily due to increases in and accrued expenses and accrued interest to related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

During the six months ended June 30, 2020, the Company had a net decrease in cash of $155. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2020, the Company used $25,597 in cash for operations as compared to using $27,558 in cash for the six months ended June 30, 2019, primarily as a result of the change in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $25,442 as compared providing $24,509 for the six months ended June 30, 2019 primarily as a result of the increase in amounts due from related parties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: August 13, 2020	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer