Form 10-Q
period 2020-09-30
AMANASU ENVIRONMENT CORP
filed 2020-11-13
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 12, 2020, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$71	$211
Due from affiliate	-	24,509
Total current assets	71	24,720

Operating lease right-of-use assets	14,602	25,084

Total Assets	$14,673	$49,804

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$10,259	$13,402
Accrued expenses – related parties	103,207	82,170
Accrued interest – stockholders	87,720	72,764
Taxes payable	31,977	31,056
Operating lease liabilities – current	14,602	14,065
Due to affiliate	1,294	-
Loans from stockholders	441,738	439,765
Total current liabilities	690,797	653,222

Operating lease liabilities	-	11,019

Total Liabilities	690,797	664,241

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,517,781)	(5,456,421)
Accumulated other comprehensive income	4,338	4,636
Total Amanasu Environment Corporation stockholders' deficit	(675,790)	(614,132)
Non-controlling interest in subsidiary	(334)	(305)
Total stockholders’ deficit	(676,124)	(614,437)

Total Liabilities and Stockholders' Deficit	$14,673	$49,804

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	12,054	12,298	46,404	48,011

Operating loss	(12,054)	(12,298)	(46,404)	(48,011)

Other Expense:
Interest expense – stockholders	(5,032)	(4,982)	(14,956)	(14,361)

Net loss before income taxes	(17,086)	(17,280)	(61,360)	(62,372)

Income taxes	-	-	-	-

Net loss	(17,086)	(17,280)	(61,360)	(62,372)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(17,086)	(17,280)	(61,360)	(62,372)

Other comprehensive income (loss):
Foreign currency translation adjustment	(258)	97	(327)	(91)

Total comprehensive loss	(17,344)	(17,183)	(61,687)	(62,463)
Less: Comprehensive income (loss) attributable to non-controlling interest	(23)	9	(29)	(8)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(17,321)	$(17,192)	$(61,658)	$(62,455)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2020	44,100,816	$44,101	$4,793,552	$(5,500,695)	$4,573	$(311)	$(658,780)
Net loss	-	-	-	(17,086)	-	-	(17,086)
Other comprehensive loss	-	-	-	-	(235)	(23)	(258)

Balance September 30, 2020	44,100,816	$44,101	$4,793,552	$(5,517,781)	$4,338	$(334)	$(676,124)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2019	44,100,816	$44,101	$4,793,552	$(5,416,645)	$4,653	$(312)	$(574,739)
Net loss	-	-	-	(17,280)	-	-	(17,280)
Other comprehensive income	-	-	-	-	88	9	97

Balance September 30, 2019	44,100,816	$44,101	$4,793,552	$(5,433,925)	$4,653	$(303)	$(591,922)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2020	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss	-	-	-	(61,360)	-	-	(61,360)
Other comprehensive loss	-	-	-	-	(298)	(29)	(327)

Balance September 30, 2020	44,100,816	$44,101	$4,793,552	$(5,517,781)	$4,338	$(334)	$(676,124)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2019	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss	-	-	-	(62,372)	-	-	(62,372)
Other comprehensive income	-	-	-		(83)	(8)	(91)

Balance September 30, 2019	44,100,816	$44,101	$4,793,552	$(5,433,925)	$4,653	$(303)	$(591,922)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATIONS
Net loss	$(61,360)	$(62,372)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(3,282)	(2,358)
Accrued expenses – related parties	20,813	32,625
Accrued interest – stockholders	14,956	14,361
Net Cash Used in Operating Activities	(28,873)	(17,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders, net of repayment	2,930	33,220
Due from (to) affiliate	25,803	(18,560)
Net Cash Provided by Financing Activities	28,733	14,660

Net Change In Cash	(140)	(3,084)

Cash balance, beginning of period	211	3,290

Cash balance, end of period	$71	$206

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $690,726 and an accumulated deficit of $5,517,781 at September 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Authoritative Pronouncements

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

During the nine months ended September 30, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

4. RELATED PARTY TRANSACTIONS

The Company receives periodic advances from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All advances bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2020, the Company borrowed $2,930 from a stockholder. The balances due as of September 30, 2020 and December 31, 2019 were $393,500 and $390,570, respectively. Interest expense associated with these loans were $4,464 and $13,263 for the three and nine months ended September 30, 2020 as compared to $4,413 and $12,674 for the three and nine months ended September 30, 2019. Accrued interest on these loans were $74,810 and $61,547 at September 30, 2020 and December 31, 2019, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2020 and December 31, 2019 amounts due to the stockholder were $37,500 and $30,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At September 30, 2020 and December 31, 2019 amounts due to the stockholder were $56,433 and $44,620, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent.

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2020 and December 31, 2019, respectively. Interest expense associated with this loan were $569 and $1,693 for the three and nine months ended September 30, 2020, respectively, as compared to $569 and $1,687 for the three and nine months ended September 30, 2019, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability in due to related parties. Accrued interest on this loan were $12,911 and $11,218 at September 30, 2020 and December 31, 2019, respectively.

 AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the nine months ended September 30, 2020 and 2019 as it has no taxable income in the U.S. The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.89 million in the U.S. and $6,200 in Japan at September 30, 2020. Approximately $3.65 million in the U.S. and $6,200 in Japan will expire in the years 2020 through 2037, and $0.24 million can be carried forward indefinitely.

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

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017. For purposes of the inclusion of GILTI, the Company has determined that the Company has no taxable offshore earnings as of September 30, 2020 and 2019, respectively. Therefore, this is no accrual of US income tax for GILTI as of September 30, 2020.

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
September 30, 2020
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

On October 1, 2019, the Company commenced a new lease with its shareholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the nine months from January 1, 2020 through September 30, 2020, the Company amortized $10,482 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2020:

2020 – three months	$3,750
2021	11,250
Total undiscounted future minimum lease payments	15,000
Less: Difference between undiscounted lease payments and discounted lease liabilities	(398)
Total operating lease liabilities	14,602
Less current portion	(14,602)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the three and nine months ended September 30, 2020 was $3,750 and $11,250, respectively, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2019, respectively.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2020 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $690,726 and an accumulated deficit of $5,517,781 at September 30, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2020 and 2019.

General and administrative expenses decreased $244 (2.0%) and $1,607 (3.4%) to $12,054 and $46,404 for the three and nine months ended September 30, 2020, respectively, as compared to $12,298 and $48,011 for the three and nine months ended September 30, 2019. These decreases are mostly attributed mostly to the lower travel expenses.

As a result of the above, the Company incurred loss from operations of $12,054 and $46,404 for the three and nine months ended September 30, 2020, respectively, as compared to losses from operations of $12,298 and $48,011 for the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2020, interest expense increased $50 and $595 to $5,032 and $14,956, respectively, as compared to $4,982 and $14,361 for the three and nine months ended September 30, 2019, respectively, as a result of the increased interest associated with additional advances from stockholders.

As a result of the above, the Company incurred net losses of $17,086 and $61,360 for the three and nine months ended September 30, 2020, respectively, as compared to $17,280 and $62,372 for the three and nine months ended September 30, 2019, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2020 were $71 as compared to $24,720 at December 31, 2019. This decrease is the result of the decrease in the amount due from affiliate.

Total current liabilities as of September 30, 2020 were $690,797 as compared to $653,222 at December 31, 2019.This increase is primarily due to increases in accrued interest to related parties and accrued interest.

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

Our working capital deficit increased $62,224 to $690,726 at September 30, 2020 as compared to $628,502 at December 31, 2019 primarily due to increases in and accrued expenses and accrued interest to related parties.

During the nine months ended September 30, 2020, the Company had a net decrease in cash of $140. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2020, the Company used $28,873 in cash for operations as compared to using $17,744 in cash for the nine months ended September 30, 2019, primarily as a result of the change in accrued expenses – related parties.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $28,733 as compared providing $14,660 for the nine months ended September 30, 2019 primarily as a result of the increase in amounts due from related parties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2020.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2020, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: November 12, 2020	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer