Form 10-K
period 2020-12-31
AMANASU ENVIRONMENT CORP
filed 2021-03-30
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	98-0347883
(State of Incorporation)	(IRS Employer Identification Number)

224 Fifth Avenue, 2nd Floor New York, NY 10022	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 790-8799

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2020 (the last business day of our most recently completed second fiscal quarter) was $412,116 using the closing price on June 30, 2020. As of March 25, 2021, the registrant had 44,100,816 shares of common stock, par value $0.001 per share, outstanding.

AMANASU ENVIRONMENT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●
our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

●
the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the
 COVID-19 pandemic and the implementation of tariffs;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations or taxes in the electronics/aerospace industry;

●	actions taken or not taken by third-parties, including our vendors, customers and competitors;

●	the availability of additional capital; and

●	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

ITEM 1. BUSINESS

Amanasu Environment Corporation ("Company") was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, the Company's name was changed to Amanasu Energy Corporation, and on November 13, 2002, its name was changed to Amanasu Environment Corporation.

The Company is a development stage company and has not conducted any operations or generated any revenue since its inception.

General

Amanasu Environment Corporation’s (herein after the "Company") principal business is in the development of environmental technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing and sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company’s parent company Amanasu Corporation is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2021.

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

It has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company cannot predict whether it will be successful in developing commercial products or establishing affiliations with any operating company.

PART I

ITEM 1. BUSINESS (continued)

On June 8, 2000, the Company obtained the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The rights were obtained pursuant to a license agreement with Masaichi Kikuchi, the inventor of the technology, for a period of 30 years. The Company issued 1,000,000 shares of common stock to the inventor and 200,000 shares of common stock to a director of the inventor's company. Under the licensing agreement; the Company is required to pay the licensor a royalty of two percent of the gross receipts from the sale of products using the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

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

Employees

As of December 31, 2020, the Company has no full-time employees.

ITEM 1A. RISK FACTORS

Developmental Stage Company

The Company was incorporated on February 22, 1999 and remains in the development stage. As a development stage enterprise, the Company may be subject to the many pitfalls commonly associated with development stage enterprises, such as testing and proving technologies. These risks are in addition to normal business risks. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon a number of factors, including product development of existing technologies and successfully raising additional financing to meet its working capital needs.

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

Conflicts of Interest

The officers of the Company are not full-time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. As a result, the principal officer and other officer of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $708,843 and an accumulated deficit of $5,539,235 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from stockholders and officers to support the operations. There can be no assurances that the Company can secure additional financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2021. The Company shares the space with Amanasu Techno Holdings Corporation (“ATH”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has traded on the NASDAQ OTC Bulletin Board since October 2002 under the symbol "AMSU". The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile. The absence of an active market may have an effect upon the high and low priced as reported.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2020
Common stock price per share:
High	$0.12	$0.05	$0.10	$0.20	$0.20
Low	$0.03	$0.03	$0.03	$0.03	$0.03
Fiscal Year 2019
Common stock price per share
High	$0.05	$0.05	$0.05	$0.06	$0.06
Low	$0.05	$0.05	$0.05	$0.05	$0.05

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

Holders

The Company has approximately 48 holders of its Common Stock as of February 9, 2021. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities tobe issued upon exerciseof outstanding options,warrants and rights(a)	Weighted-averageexercise price ofoutstanding options, warrantsand rights(b)	Number of securitiesremaining availablefor future issuanceunder equitycompensation plans(excluding securitiesreflected in column (a))(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

Please note the consolidated financial statements for the fiscal years ending December 31, 2020 and 2019 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $708,843 as well as an accumulated deficit of $5,539,235 at December 31, 2020. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2021. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation's efforts on entering into marine technologies. The Company will continue to assist in the design, and approval process for the product from at least two regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation's most significant hurdle will be in capital raising. The

Company has already initiated documentation and application processes and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the years ended December 31, 2020 and 2019.

General and administrative expenses decreased $2,690 (4.1%) to $62,812 for the year ended December 31, 2020 as compared to $65,502 for the year ended December 31, 2019, primarily as a result of lower travel expenses offset partially by higher entertainment expenses.

Interest expense - stockholders and officers increased $636 to $20,002 for the year ended December 31, 2020 as compared to $19,366 for the year ended December 31, 2019 as a result of the increase in loans from stockholders and officers.

As a result of the above the Company incurred net losses of $82,814 and $84,868, respectively, for the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

Total current assets at December 31, 2020 was $47 compared to $24,720 at December 31, 2019. The decrease is primarily due to the lower amounts due from affiliates.

Total current liabilities as of December 31, 2020 were $708,890 compared to $653,222 at December 31, 2019. The increase is primarily due to increases in accrued expenses – related parties and accrued interest.

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

During the year ended December 31, 2020, the Company had a net decrease in cash of $164. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2020, the Company used $39,541 in cash for operating activities as compared to $40,642 in cash for operating activities for the year ended December 31, 2019. This decrease in cash used for operating activities is primarily as a result of the increase in accounts payable and accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2020 was $39,377 as compared to $37,563 for the year ended December 31, 2019 primarily as a result of an increase in amounts due to affiliates offset partially by a decrease in the amount of loans from stockholders and officer received.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective January 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $708,843, and accumulated deficit of $5,539,235 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for current period.

/s/ Prager Metis CPA’s, LLC

We have served as the Company’s auditor since 2018.
Hackensack, New Jersey
March 29, 2021

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:

Cash	$47	$211
Due from affiliates	-	24,509
Total current assets	47	24,720

Operating lease right-of-use assets	11,019	25,084

Total Assets	$11,066	$49,804

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities:

Accounts payable and accrued expenses	$11,165	$13,402
Accrued expenses – related parties	108,312	82,170
Accrued interest – stockholders and officers	92,766	72,764
Taxes payable	32,668	31,056
Operating lease liabilities - current	11,019	14,065
Due to affiliate	11,338	-
Loans from stockholders and officers	441,622	439,765
Total current liabilities	708,890	653,222

Operating lease liabilities	-	11,019

Total Liabilities	708,890	664,241

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,539,235)	(5,456,421)
Accumulated other comprehensive income	4,115	4,636
Total Amanasu Environment Corporation stockholders' deficit	(697,467)	(614,132)
Non-controlling interest in subsidiary	(357)	(305)
Total stockholders' deficit	(697,824)	(614,437)

Total Liabilities and Stockholders' Deficit	$11,066	$49,804

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPRHENSIVE LOSS

	Years Ended December 31,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	62,812	65,502

Operating loss	(62,812)	(65,502)

Other expense:
Interest expense – stockholders and officers	(20,002)	(19,366)

Loss before income taxes	(82,814)	(84,868)

Income taxes	-	-

Net loss	(82,814)	(84,868)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(82,814)	(84,868)

Other comprehensive loss:
Foreign currency translation adjustment	(573)	(110)

Comprehensive loss	(83,387)	(84,978)
Less: Comprehensive loss attributable to non-controlling interest	(52)	(10)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(83,335)	$(84,968)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2020 and 2019

			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance December 31, 2018	44,100,816	$44,101	$4,793,552	$(5,371,553)	$4,736	$(295)	$(529,459)
Net loss				(84,868)			(84,868)
Foreign currency translation adjustment					(100)	(10)	(110)

Balance December 31, 2019	44,100,816	44,101	4,793,552	(5,456,421)	4,636	(305)	(614,437)
Net loss				(82,814)			(82,814)
Foreign currency translation adjustment					(521)	(52)	(573)

Balance December 31, 2020	44,100,816	$44,101	$4,793,552	$(5,539,235)	$4,115	$(357)	$(697,824)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,814)	$(84,868)

Changes in assets and liabilities:

Accounts payable and accrued expenses	(2,479)	(889)
Accrued expenses – related parties	25,750	25,750
Accrued interest – stockholders and officers	20,002	19,365

Net cash used in operating activities	(39,541)	(40,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholders and officers	3,530	33,850
Due from (to) affiliate	35,847	3,713

Net cash provided by financing activities	39,377	37,563

Effect on cash of exchange rate changes	-	-

Net change in cash	(164)	(3,079)

Balance, beginning of year	211	3,290

Balance, end of year	$47	$211

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $708,843 and an accumulated deficit of $5,539,235 at December 31, 2020, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from stockholders and officers to support the operations. There can be no assurances that the Company can secure additional financing.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19), which in March 2020 was declared a pandemic by the World Health Organiztion. The ultimate disruption which may be caused by the outbreak is uncertain, however, it may result in a material adverse impact on the Company’s financial position and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to obtain funding and performing further research on certain projects.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Non-controlling Interest:

Non-controlling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain last year’s amounts were reclassified to conform with current year presentation.

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

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities amounts are translated at the rate of exchange in effect at balance sheet dates, 103.25 Japanese Yen to $1.00 USD at December 31, 2020 and 108.61 Japanese Yen to $1.00 USD at December 31, 2019. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2020 and 2019. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the consolidated statements of comprehensive loss.

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

The estimated fair value of certain financial instruments, including cash, accrued expenses and loans from stockholder and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective January 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2020 and 2019, the Company borrowed $3,530 and $33,850, respectively, from a stockholder. The balances due as of December 31, 2020 and 2019 were $394,100 and $390,570, respectively. Interest expense associated with these loans were $17,739 and $17,110 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on these loans were $79,286 and $61,547 at December 31, 2020 and 2019, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2020, and 2019 amounts due to the stockholder were $40,000 and $30,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets.

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2021.  At December 31, 2020 and 2019, amounts due to the stockholder were $60,371 and $44,620, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent.

The office in New York is rented at the rate of $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to Amanasu Techno Holdings at December 31, 2020 was $11,338 as compared to an amount due from Amanasu Techno Holdings of $24,509 at December 31 2019.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2020 and 2019, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,263 and $2,256 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on this loan was $13,480 and $11,217 at December 31, 2020 and 2019, respectively.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

5. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company's board of directors and the stockholders of the Company which expires October 1, 2021. The Company shares the space with ATH, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent or $1,250 each month.

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for calculation of operating lease liabilties.

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $10,353 of right-of-use assets and related operating leases liabilities. This asset was fully amortized as of September 30, 2019.

On October 1, 2019, the Company commenced a new lease with same stockholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities. For the year ended December 31, 2020, the Company amortized $14,065 of right-of-use assets.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2020:

2021	$11,250
Total undiscounted future minimum lease payments	11,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(231)
Total operating lease liabilities	11,019
Less current portion	(11,019)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the year ended December 31, 2020 was $15,929 as compared to $15,948 for the year ended December 31, 2019.

AMANASU ENVIRONMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020 and 2019

6. INCOME TAXES

In accordance with the current tax law in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2020 and 2019 as it had no taxable income. The Company can carry forward net operating losses (NOL’s) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.73 million in the U.S. at December 31, 2020. Approximately $3.48 million in the U.S. will expire in the years 2021 through 2037, and $0.25 million can be carried forward indefinitely.

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

The tax returns for the years 2017, 2018, and 2019 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2020	2019
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2020 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$784,464	$-0-
Valuation Allowance	(784,464)	-0-
Deferred Tax Assets	$-0-	$-0-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$814,313	$1,991
Valuation Allowance	(814,313)	(1,991)
Deferred Tax Assets	$-0-	$-0-

7. SUBSEQUENT EVENT

The Company evaluated subsequent events or transaction that occurred after December 31, 2020 through the issuance date of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	67	1999	Chairman & Principal Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2020 and December 31, 2019.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2020	-0-	-0-	-0-
	2019	-0-	-0-	-0-

The officer of the Company is not a full-time employee. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with its officer. Its officer intends to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the principal officer is engaged in other businesses related and unrelated to the business of the Company, and in the future, will engage in other business ventures. A future arrangement will be subject to the approval of the Company's board of directors. Except for the arrangement with Ms. Lei, the Company and its officers have agreed that the officers of the Company will not receive any other compensation until such time as the Company reaches profitability for a full fiscal quarter. The terms of any such employment arrangement have not been determined at this time. Other than as indicated above, the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long-term incentive plan awards for the periods during the above fiscal years.

The Company's directors received no other fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company's business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of February 9, 2021, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of March 10, 2020. The address for each individual below 244 Fifth Avenue 2nd Floor New York, NY 10001, the address of the Company.

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

(2). Mr. Atsushi Maki, the Company’s Chairman and President is the sole shareholder of Amanasu Corporation and is deemed the beneficial owner of such shares.

(3). Includes 2,496,000 shares of common stock held individually by Mr. Maki, 33,000,000 shares of common stock held by Amanasu Corporation, and 362,500 shares of common stock held by Lina Lei. Mr. Maki disclaims beneficial ownership of the shares held by Lina Lei. Mr. Maki and Ms. Lei are related parties (married).

(4). Includes 362,500 shares of common stock held individually by Ms. Lei, and 35,496,000 shares of common stock beneficially owned by Atsushi Maki. Ms. Lei disclaims beneficial ownership of the shares held by Atsushi Maki.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2020 and 2019, the Company borrowed $3,530 and $33,850, respectively, from a stockholder. The balances due as of December 31, 2020 and 2019 were $394,100 and $390,570, respectively. Interest expense associated with these loans were $17,739 and $17,110 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on these loans were $79,286 and $61,547 at December 31, 2020 and 2019, respectively.

The Company has an arrangement with a stockholder of the Company to provide consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2020, and 2019 amounts due to the stockholder were $40,000 and $30,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as a reduction in or addition to the amount due from affiliate in the accompanying balance sheets.

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2021.  At December 31, 2020 and 2019, amounts due to the stockholder were $60,371 and $44,620, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to Amanasu Techno Holdings at December 31, 2020 was $11,338 as compared to an amount due from Amanasu Techno Holdings of $24,509 at December 31, 2019.

Amanasu Corp. is the principal shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2020 and 2019, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,263 and $2,256 for the years ended December 31, 2020 and 2019, respectively. Accrued interest on this loan was $13,480 and $11,217 at December 31, 2020 and 2019, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered Prager Metis, our independent registered public accountants for the years ended December 31, 2020 and 2019.

	2020	2019

Audit Fees	$19,000	$19,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	19,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$19,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Prager Metis in 2020 and 2019.

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

March 29, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

March 29, 2021