Form 10-Q
period 2021-03-31
AMANASU ENVIRONMENT CORP
filed 2021-05-17
CIK 1142801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 13, 2021, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,161	$47
Total current assets	1,161	47

Operating lease right-of-use assets	7,392	11,019

Total Assets	$8,553	$11,066

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$21,154	$11,165
Accrued expenses – related parties	114,714	108,312
Accrued interest – stockholders and officers	97,705	92,766
Taxes payable	30,464	32,668
Operating lease liabilities – current	7,392	11,019
Due to affiliate	14,238	11,338
Loans from stockholders and officers	445,159	441,622

Total current liabilities	730,826	708,890

Total Liabilities	730,826	708,890

Commitments and contingencies

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,564,468)	(5,539,235)
Accumulated other comprehensive income	4,828	4,115
Total Amanasu Environment Corporation stockholders' deficit	(721,987)	(697,467)
Non-controlling interest in subsidiary	(286)	(357)
Total stockholders’ deficit	(722,273)	(697,824)

Total Liabilities and Stockholders' Deficit	$8,553	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	20,294	21,052

Operating loss	(20,294)	(21,052)

Other Expense:
Interest expenses – stockholders and officers	(4,939)	(4,955)

Net loss before income taxes	(25,233)	(26,007)

Income taxes	-	-

Net loss	(25,233)	(26,007)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(25,233)	(26,007)

Other comprehensive income (loss):
Foreign currency translation adjustment	784	(109)

Comprehensive loss	(24,449)	(26,116)
Less: Comprehensive income (loss) attributable to non-controlling interest	71	(10)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(24,520)	$(26,106)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2021	44,100,816	$44,101	$4,793,552	$(5,539,235)	$4,115	$(357)	$(697,824)
Net loss				(25,233)			(25,233)
Other comprehensive income					713	71	784

Balance March 31, 2021	44,100,816	$44,101	$4,793,552	$(5,564,468)	$4,828	$(286)	$(722,273)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2020	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss				(26,007)			(26,007)
Other comprehensive loss					(99)	(10)	(109)

Balance March 31, 2020	44,100,816	$44,101	$4,793,552	$(5,482,428)	$4,537	$(315)	$(640,553)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATIONS
Net loss	$(25,233)	$(26,007)
Changes in assets and liabilities:
Accounts payable and accrued expenses	10,320	10,572
Accrued expenses – related parties	6,938	10,375
Accrued interest – stockholders and officers	4,939	4,955
Net Cash Used in Operating Activities	(3,036)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders and officers	1,250	-
Due to affiliate	2,900	(30)
Net Cash Provided by ( Used in) Financing Activities	4,150	(30)

Net Change In Cash	1,114	(135)

Cash balance, beginning of period	47	211

Cash balance, end of period	$1,161	$76

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $729,665 and an accumulated deficit of $5,564,468 at March 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three months ended March 31, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2021, the Company borrowed $1,250 from a stockholder. The balances due as of March 31, 2021 and December 31, 2020 were $395,350 and $394,100, respectively. Interest expense associated with these loans were $4,383 for the three months ended March 31, 2021 as compared to $4,392 for the three months ended March 31, 2020. Accrued interest on these loans were $83,669 and $79,286 at March 31, 2021 and December 31, 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2021 and December 31, 2020 amounts due to the stockholder were $42,500 and $40,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At March 31, 2021 and December 31, 2020 amounts due to the stockholder were $64,308 and $60,371, respectively. The Company shares the space with Amanasu Techno Holdings Corp (“ATH”), a reporting company under the Securities Exchange Act of 1934. ATH Corp is responsible for 50% of the rent.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The office in New York is rented at the rate of approximately $360 each year and is also shared with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 31, 2021 and December 31, 2020, respectively. Interest expense associated with this loan were $556 for the three months ended March 31, 2021, as compared to $563 for the three months ended March 31, 2020, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability in due to related parties. Accrued interest on this loan were $14,036 and $13,480 at March 31, 2021 and December 31, 2020, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2020 and 2020 as it has no taxable income in the U.S. The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.76 million in the U.S. at March 31, 2021. Approximately $3.48 million in the U.S. will expire in the years 2021 through 2037, and $0.28 million can be carried forward indefinitely.

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

6. OPERATING LEASE LIABILITY

The Company's executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company which expires October 1, 2021. The Company shares the space with ATH, a reporting company under the Securities Exchange Act of 1934. Our major stockholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent or $1,250 each month.

AMANASU ENVIRONMENTAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

6. OPERATING LEASE LIABILITY (continued)

The Company's lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for the calculation of operating leases liabilities.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2021:

2021- six months	$7,500
Total undiscounted future minimum lease payments	7,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(108)
Total operating lease liabilities	7,392
Less current portion	(7,392)
Long-term lease liabilities	$-0-

Total rent expense under operating leases for the three months ended March 31, 2021 was $3,750, as compared to $3,750 for the three months ended March 31, 2020.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matter that are pending will have a material effect on its condensed consolidated financial statements.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Amanasu Environmental Corporation and its wholly owned subsidiaries, collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Annual Report”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $729,665 and an accumulated deficit of $5,564,468 at March 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

There were no revenues for the three months ended March 31, 2021 and 2020.

General and administrative expenses decreased $758 (3.6%) to $20,294 for the three months ended March 31, 2021 as compared to $21,052 for the three months ended March 31, 2020. These decreases are mostly attributed mostly to the lower travel expenses and professional fees.

As a result of the above, the Company incurred a loss from operations of $20,294 for the three months ended March 31, 2021 as compared to a loss from operations of $21,052 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, interest expense decreased $16 to $4,939 as compared to $4,955 for the three months ended March 31, 2020.

As a result of the above, the Company incurred a net loss of $25,233 for the three months ended March 31, 2021 as compared to $26,007 for the three months ended March 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2021 were $1,161 as compared to $47 at December 31, 2020. This increase is the result of a slightly higher cash balance. Total current liabilities as of March 31, 2021 were $730,826 as compared to $708,890 at December 31, 2020.This increase is primarily due to increases in accrued expenses to related parties, accounts payable and accrued expenses.

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

Our working capital deficit increased $20,822 to $729,665at March 31, 2021 as compared to $708,843 at December 31, 2020 primarily due to increases in accrued expenses to related parties, accounts payable abd accrued expenses to related parties.

During the three months ended March 31, 2021, the Company had a net increase in cash of $1,114. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2021, the Company used $3,036 in cash for operations as compared to using $105 in cash for the three months ended March 31, 2020, primarily as a result of the lower increase in accrued expenses to related parties.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $4,150 as compared to using $30 for the three months ended March 31, 2020 primarily as a result of the increase in amounts due to affiliate and loans from stockholders and officers.

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

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: May 17, 2021	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer