Form 10-Q
period 2021-09-30
AMANASU ENVIRONMENT CORP
filed 2021-11-15
CIK 1142801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 12, 2021, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$282	$47
Total current assets	282	47

Operating lease right-of-use assets	-	11,019

Total Assets	$282	$11,066

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$11,081	$11,165
Accrued expenses – related parties	128,387	108,312
Accrued interest – stockholders and officers	107,807	92,766
Taxes payable	29,634	32,668
Operating lease liabilities – current	-	11,019
Due to affiliate	31,836	11,338
Loans from stockholders and officers	449,625	441,622

Total current liabilities	758,370	708,890

Total Liabilities	758,370	708,890
Commitments and contingencies

Stockholders' Deficit:

Common Stock: authorized 100,000,000 shares of $.001 par value;44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,600,580)	(5,539,235)
Accumulated other comprehensive income	5,099	4,115
Total Amanasu Environment Corporation stockholders' deficit	(757,828)	(697,467)
Non-controlling interest in subsidiary	(260)	(357)
Total stockholders’ deficit	(758,088)	(697,824)

Total Liabilities and Stockholders' Deficit	$282	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	15,137	12,054	46,304	46,404

Operating loss	(15,137)	(12,054)	(46,304)	(46,404)

Other Expense:
Interest expense - stockholders	(5,088)	(5,032)	(15,041)	(14,956)

Net loss before income taxes	(20,225)	(17,086)	(61,345)	(61,360)

Income taxes	-	-	-	-

Net loss	(20,225)	(17,086)	(61,345)	(61,360)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(20,225)	(17,086)	(61,345)	(61,360)

Other comprehensive income (loss):
Foreign currency translation adjustment	258	(258)	1,081	(327)

Total comprehensive loss	(19,967)	(17,344)	(60,264)	(61,687)
Comprehensive income (loss) attributable to non-controlling interest	23	(23)	97	(29)

Less Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(19,990)	$(17,321)	$(60,361)	$(61,658)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2021	44,100,816	$44,101	$4,793,552	$(5,580,355)	$4,864	$(283)	$(738,121)
Net loss				(20,225)			(20,225)
Other comprehensive income					235	23	258

Balance September 30, 2021	44,100,816	$44,101	$4,793,552	$(5,600,580)	$5,099	$(260)	$(758,088)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance July 1, 2020	44,100,816	$44,101	$4,793,552	$(5,500,695)	$4,573	$(311)	$(658,780)
Net loss				(17,086)			(17,086)
Other comprehensive income					(235)	(23)	(258)

Balance September 30, 2020	44,100,816	$44,101	$4,793,552	$(5,517,781)	$4,338	$(334)	$(676,124)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2021	44,100,816	$44,101	$4,793,552	$(5,539,235)	$4,115	$(357)	$(697,824)
Net loss				(61,345)			(61,345)
Other comprehensive income					984	97	1,081

Balance September 30, 2021	44,100,816	$44,101	$4,793,552	$(5,600,580)	$5,099	$(260)	$(758,088)

	Common Stock		Paid In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance January 1, 2020	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss				(61,360)			(61,360)
Other comprehensive income					(298)	(29)	(327)

Balance September 30, 2020	44,100,816	$44,101	$4,793,552	$(5,517,781)	$4,338	$(334)	$(676,124)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATIONS
Net loss	$(61,345)	$(61,360)
Changes in assets and liabilities:
Accounts payable and accrued expenses	374	(3,282)
Accrued expenses – related parties	20,812	20,813
Accrued interest – stockholders and officers	15,041	14,956
Net Cash Used in Operating Activities	(25,118)	(28,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	4,855	2,930
Due to affiliate	20,498	25,803
Net Cash Provided by Financing Activities	25,353	28,733

Net Change In Cash	235	(140)

Cash balance, beginning of period	47	211

Cash balance, end of period	$282	$71

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $758,088 and an accumulated deficit of $5,600,580 at September 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

September 30, 2021

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the nine months ended September 30, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45% and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2021, the Company borrowed $4,855 from a stockholder. The balances due as of September 30, 2021 and December 31, 2020 were $398,955 and $394,100, respectively. Interest expense associated with these loans were $4,520 and $13,354 for the three and nine months ended September 30, 2021 as compared to $4,464 and $13,263 for the three and nine months ended September 30, 2020. Accrued interest on these loans were $92,640 and $79,286 at September 30, 2021 and December 31, 2020, respectively.

The Company has an arrangement with Lina Maki, a stockholder of the Company, for her management consulting time. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2021 and December 31, 2020 amounts due to the stockholder were $47,500 and $40,000, respectively.

The Company leases its office space in Vancouver from a stockholder of the Company at a monthly rate of $2,500 under a lease agreement which expires October 1, 2021.  At September 30, 2021 and December 31, 2020 amounts due to the stockholder were $72,183 and $60,371, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent.

AMANASU ENVIRONMENTAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The office in New York is rented at the rate of approximately $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2021 and December 31, 2020, respectively. Interest expense associated with this loan were $569 and $1,687 for the three and nine months ended September 30, 2021, as compared to $569 and $1,693 for the three and nine months ended September 30, 2020, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability in due to related parties. Accrued interest on this loan were $15,167 and $13,480 at September 30, 2021 and December 31, 2020, respectively.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2021 and 2020 as it has no taxable income in the U.S. The Company can carry forward net operating losses (NOL's) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.80 million in the U.S. at September 30, 2021.Approximately $3.5 million in the U.S. will expire in the years 2021 through 2037, and $0.30 million can be carried forward indefinitely.

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

September 30, 2021

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

Total rent expense under operating leases for the three and nine months ended September 30, 2021 was $3,750 and $11,250, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2020.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matter that are pending will have a material effect on its condensed consolidated financial statements.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2021 through the issuance of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $758,088 and an accumulated deficit of $5,600,580 at September 30, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2021 and 2020.

General and administrative expenses increased $3,083 (25.6%) for the three months ended September 30, 2021 to $15,137 as compared to $12,054 for the three months ended September 30, 2020. This increase is primarily attributed to higher professional fees. General and administrative expenses decreased $100 (0.2%) for the nine months ended September 30, 2021 to $46,304 as compared to $46,404 for the nine months ended September 30, 2020.

As a result of the above, the Company incurred a losses from operations of $15,137 and $46,304 for the three and nine months ended September 30, 2021 as compared to a losses from operations of $12,054 and $46,404 for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, interest expense increased $56 and $85 to $5,088 and $15,041, respectively, as compared to $5,032 and $14,956 for the three and nine months ended September 30, 2020.

As a result of the above, the Company incurred a net losses of $20,225 and $61,345 for the three and nine months ended September 30, 2021, respectively, as compared to $17,086 and $61,360 for the three and nine months ended September 30, 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2021 were $282 as compared to $47 at December 31, 2020. This increase is the result of a slightly higher cash balance. Total current liabilities as of September 30, 2021 were $758,370 as compared to $708,890 at December 31, 2020.This increase is primarily due to increases in accrued expenses to related parties and accrued interest to stockholders and officers and due to affiliate.

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

Our working capital deficit increased $49,245 to $758,088 at September 30, 2021 as compared to $708,843 at December 31, 2020 primarily due to increases in accrued expenses to related parties, accrued interest to stockholders and officers and due to affiliate.

During the nine months ended September 30, 2021, the Company had a net increase in cash of $235. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2021, the Company used $25,118 in cash for operations as compared to using $28,873 in cash for the three months ended September 30, 2020, primarily as a result of the increase in accounts payable.

Cash provided by financing activities. Net cash providing by financing activities for the nine months ended September 30, 2021 was $25,353 as compared to providing $28,733 for the nine months ended September 30, 2020 primarily as a result of the decrease in amounts due from affiliates.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021 other than those previously reported in a Current Report on Form 8-K.

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

Amanasu Environmental Corporation

Date: November 15, 2021	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

