Form 10-K
period 2021-12-31
AMANASU ENVIRONMENT CORP
filed 2022-04-05
CIK 1142801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Registrant’s telephone number, including area code: (604) 790-8799

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

The aggregate market value of the voting and non-voting common stock (par value $0.001 per share) held by non-affiliates on June 30, 2021 (the last business day of our most recently completed second fiscal quarter) was $412,116 using the closing price on June 30, 2021. As of April 5, 2022, the registrant had 44,100,816 shares of common stock, par value $0.001 per share, outstanding.

AMANASU ENVIRONMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•	the deterioration of market conditions, including our dependence on customers’ capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations or taxes in the electronics/aerospace industry;

•	actions taken or not taken by third-parties, including our vendors, customers and competitors;

•	the availability of additional capital; and

•	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

ITEM 1. BUSINESS

Amanasu Environment Corporation (the “Company”) was incorporated in the State of Nevada on February 22, 1999 under the name of Forte International Inc. On March 27, 2001, the Company’s name was changed to Amanasu Energy Corporation, and on November 13, 2002, its name was changed to Amanasu Environment Corporation.

The Company is a development stage company and has not conducted any operations or generated any revenue since its inception.

General

Amanasu Environment Corporation’s (herein after the “Company”) principal business is in the development of environmental technologies to improve the quality of life for the future of the planet. The Company is involved in all aspects of environmental technology development: research and development, marketing and sales. It also produces and acquires environmental technology and related patents. Environmental technologies that the Company has been a part of range from water filtration systems, industrial/medical waste incinerators, solar panels, to name a few. The Company chose to have its headquarters in the United States in order to bridge environmental technology development internationally, with particular attention to leading innovations in Japan. The Company’s parent company Amanasu Corporation is a Japanese Corporation. The Company hopes to utilize existing associations and partnerships in order to bring environmental technologies from the United States and market them in Japan and other surrounding countries.

Current

During recent years, the Company has embarked on a mission to achieve a capital-raising goal of $30,000,000 to increase the Company’s potential by entering into the NASDAQ global market. The Company’s main objective has not changed for the coming fiscal year ending December 31, 2022.

Aside from capital raising efforts, the Company has been supporting Amanasu Maritek Corporation, in the development and required regulatory approval for the Commercial Cargo Ship Ballast Water Purification System. The Company and Amanasu Maritek Corporation have been working through the approval process of this type of product with the Japanese regulatory bodies. Also, required documentation, and translations have been prepared for additional approval by the main global governing body for marine technologies, IMO the International Marine Organization. So far, the Company has been unable to obtain approval for the Commercial Cargo Ship Ballast Water Purification System. In adhering to the guidelines set by the IMO and the Japanese Ministry of Land, Infrastructure, Transport and Tourism, the Company needs to collaborate with a shipbuilding company to conduct experiments and tests, requiring 2-3 years and a minimum budget of $10,000,000. Due to a lack of resources, the Company is currently seeking partners who are interested in developing such businesses and technologies acquired by Amanasu Maritek Corporation, the Company’s subsidiary. Furthermore, the Company is making plans to enter the reforestation industry in Japan, through Amanasu Maritek Corporation. Following the Great East Japan Earthquake, approximately 1 million houses need to be rebuilt, causing wood to be in high demand. Also, the Japanese Government currently subsidizes new firms entering the reforestation industry, giving the Company an opportunity to enter an industry that is reflective of its vision.

Overview and History

The Company has acquired the exclusive, worldwide license rights to a high temperature furnace, a hot water boiler, and ring-tube desalination methodology. At this time, the Company is not engaged in the commercial sale of any of its licensed technologies. Its operations to date have been limited to acquiring the technologies, conducting limited product marketing, and testing the technologies for commercial sale. For each such technology, proto-type or demonstrational units have been constructed by each licensor or inventor of the technology. The Company has conducted various internal tests on these units to determine the commercial viability of the underlying technologies. As a result of such testing, the Company believes that the products are not commercially ready for sale, and that product refinements are necessary with respect to each of the technologies. In addition, the Company may seek joint venture or other affiliations with companies competitive in each respective product market whereby the Company can capitalize on the existing infrastructure of such other companies, such as product design and engineering, marketing and sales, and warranty and post-warranty service and repair. The Company believes that its marketing efforts to sell any of its products will be limited until such time as it can complete the refinements of its technologies. The Company cannot predict whether it will be successful in developing commercial products or establishing affiliations with any operating company.

PART I

ITEM 1. BUSINESS (continued)

On June 8, 2000, the Company obtained the exclusive, worldwide license to a technology that disposes of toxic and hazardous wastes through a proprietary, high temperature combustion system, known as the Amanasu Furnace. The rights were obtained pursuant to a license agreement with Masaichi Kikuchi, the inventor of the technology, for a period of 30 years. The Company issued 1,000,000 shares of common stock to the inventor and 200,000 shares of common stock to a director of the inventor’s company. Under the licensing agreement, the Company is required to pay the licensor a royalty of two percent of the gross receipts from the sale of products using the technology. If the Company fails to comply with any provision of the agreement after a 90-day notice period, the licensor may terminate the agreement.

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

Employees

As of December 31, 2021, the Company has no full-time employees.

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

Management

The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Mr. Atsushi Maki, the Company’s President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company’s management team could have a material adverse impact on its continued operation.

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

Competition

Although management believes its products, if developed, will have significant competitive advantages to other products in their respective industries, with respect to such products, the Company will be competing in industries, such as the industrial waste industry, where enormous competition exists. Competitors in these industries have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company’s products.

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

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation, which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

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

Penny Stock Regulation

The Company’s common stock may be deemed a “penny stock” under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a “penny stock” generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser’s written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

ITEM 1A. RISK FACTORS (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $789,685 and an accumulated deficit of $5,618,228 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from stockholders and officers to support the operations. There can be no assurances that the Company can secure additional financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001, and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company’s Board of Directors, who is also a stockholder of the Company, which expires October 1, 2023. The Company shares the space with Amanasu Techno Holdings Corporation (“ATH”), a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and no rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has traded on the NASDAQ OTC Bulletin Board since October 2002 under the symbol “AMSU”. The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile. The absence of an active market may have an effect upon the high and low priced as reported.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Fiscal Year 2021
Common stock price per share:
High	$0.57	$0.20	$0.13	$0.10	$0.57
Low	$0.09	$0.05	$0.05	$0.04	$0.04
Fiscal Year 2020
Common stock price per share
High	$0.12	$0.05	$0.10	$0.20	$0.20
Low	$0.03	$0.03	$0.03	$0.03	$0.03

Dividend Policy

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

Holders

The Company has approximately 48 holders of its Common Stock as of April 5, 2022. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

None

Private Placement

None

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amanasu Environment Corporation

Forward Looking Statements

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 6. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Please note the consolidated financial statements for the fiscal years ending December 31, 2021 and 2020 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company had a working capital deficiency of $789,685 as well as an accumulated deficit of $5,618,228 at December 31, 2021. These factors, among other things discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Plan of Operation

The Company has three main objectives during the fiscal year ending December 31, 2022. Firstly, the Company will continue in its goal to meet the capital objective of $30,000,000. Currently the company is exploring various potential investment partners in Japan, as well as China. The Company cannot predict whether it will be successful with its objective.

Second the Company will continue to support Amanasu Maritek Corporation’s efforts on entering into marine technologies. The Company will continue to assist in the design, and approval process for the product from at least two regulatory bodies: the Japanese Government, and the IMO (International Marine Organization). This approval process requires capital for additional product testing, documentation, and documentation translations. The Company believes that Amanasu Maritek Corporation’s most significant hurdle will be in capital raising. The Company has already initiated documentation and application processes and is now looking for capital to fund the project. The Company cannot predict whether it will be successful with its capital raising efforts.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

There were no revenues for the years ended December 31, 2021 and 2020.

General and administrative expenses decreased $3,970 (6.3%) to $58,842 for the year ended December 31, 2021 as compared to $62,812 for the year ended December 31, 2020, primarily as a result of lower travel and supply expenses.

Interest expense increased $149 (0.7%) to $20,151 for the year ended December 31, 2021 as compared to $20,002 for the year ended December 31, 2020 as a result of the increase in loans from stockholders and officers.

As a result of the above, the Company incurred net losses of $78,993 and $82,814, respectively, for the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

Total current assets at December 31, 2021 was $37 compared to $47 at December 31, 2020.

Total current liabilities as of December 31, 2021 were $789,722 compared to $708,890 at December 31, 2020. The increase is primarily due to increases in accrued expenses – related parties, loans from stockholders and officers, operating lease liabilities – current, accrued interest and amounts due to affiliate.

The Company’s minimum cash requirements for the next twelve months are estimated to be $60,250, including rent, audit and professional fees. The Company does not have sufficient cash on hand to support its overhead for the next twelve months and there are no material commitments for capital at this time other than as described above. The Company will need to acquire debt or issue and sell shares to gain capital for operations or arrange for additional shareholder or related party loans. There is no current commitment for either of these fund sources.

During the year ended December 31, 2021, the Company had a net decrease in cash of $10. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2021, the Company used $33,823 in cash for operating activities as compared to $39,541 in cash for operating activities for the year ended December 31, 2020. This decrease in cash used for operating activities is primarily as a result of the decrease in accounts payable and accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $33,813 as compared to $39,377 for the year ended December 31, 2020 primarily as a result of the change in amounts due to affiliate offset partially by proceeds from loans from stockholders and officers.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Amanasu Environment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amanasu Environment Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $789,685, and accumulated deficit of $5,618,228 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

April 5, 2022

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$37	$47
Total current assets	37	47

Operating lease right-of-use assets	25,084	11,019

Total Assets	$25,121	$11,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$9,929	$11,165
Accrued expenses – related parties	133,245	108,312
Accrued interest – stockholders and officers	112,916	92,766
Taxes payable	29,310	32,668
Operating lease liabilities - current	14,065	11,019
Due to affiliate	39,166	11,338
Loans from stockholders and officers	451,091	441,622
Total current liabilities	789,722	708,890

Operating lease liabilities	11,019	-

Total Liabilities	800,741	708,890

Commitments and Contingencies

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,618,228)	(5,539,235)
Accumulated other comprehensive income	5,204	4,115
Total Amanasu Environment Corporation stockholders’ deficit	(775,371)	(697,467)
Non-controlling interest	(249)	(357)
Total stockholders’ deficit	(775,620)	(697,824)

Total Liabilities and Stockholders’ Deficit	$25,121	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	58,842	62,812

Operating loss	(58,842)	(62,812)

Other expense:
Interest expense – stockholders and officers	(20,151)	(20,002)

Loss before income taxes	(78,993)	(82,814)

Income taxes	-	-

Net loss	(78,993)	(82,814)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(78,993)	(82,814)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,197	(573)

Comprehensive loss	(77,796)	(83,387)
Less: Comprehensive income (loss) attributable to non-controlling interest	108	(52)

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(77,904)	$(83,335)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2021 and 2020

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance December 31, 2019	44,100,816	$44,101	$4,793,552	$(5,456,421)	$4,636	$(305)	$(614,437)
Net loss				(82,814)			(82,814)
Foreign currency translation adjustment					(521)	(52)	(573)

Balance December 31, 2020	44,100,816	44,101	4,793,552	(5,539,235)	4,115	(357)	(697,824)
Net loss				(78,993)			(78,993)
Foreign currency translation adjustment					1,089	108	1,197

Balance December 31, 2021	44,100,816	$44,101	$4,793,552	$(5,618,228)	$5,204	$(249)	$(775,620)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,993)	$(82,814)

Changes in assets and liabilities:

Accounts payable and accrued expenses	(729)	(2,479)
Accrued expenses – related parties	25,748	25,750
Accrued interest – stockholders and officers	20,151	20,002

Net cash used in operating activities	(33,823)	(39,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	5,985	3,530
Due to affiliate	27,828	35,847

Net cash provided by financing activities	33,813	39,377

Effect on cash of exchange rate changes	-	-

Net change in cash	(10)	(164)

Balance, beginning of year	47	211

Balance, end of year	$37	$47

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $789,685 and an accumulated deficit of $5,618,228 at December 31, 2021, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from stockholders and officers to support the operations. There can be no assurances that the Company can secure additional financing.

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

December 31, 2021 and 2020

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

Foreign Currency Translation

The Company’s subsidiary is located in Japan and use the currency of Japan (Yen) as its functional currency. Assets and liabilities are at the rate of exchange in effect at balance sheet dates. 115.08 Japanese Yen to $1.00 USD at December 31, 2021 and 103.25 Japanese Yen to $1.00 USD at December 31, 2020. Equity accounts are translated at the exchange rates prevailing at the time of the transactions that established the equity accounts; and income statement items are translated at the average exchange rate for the period. There were no revenues or expenses related to the operations in Japan for the years ended December 31, 2021 and 2020. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the consolidated statements of comprehensive loss.

Accounting for Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

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

The estimated fair value of certain financial instruments, including cash, accrued expenses and loans from stockholders and officers are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. We have no financial assets or liabilities measured at fair value on a recurring basis.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the Financial Accounting Standards Board (FASB) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these pronouncements, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

4. RELATED PARTY TRANSACTIONS AND BALANCES

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2021 and 2020, the Company borrowed $5,985 and $3,530, respectively, from a stockholder. The balances due as of December 31, 2021 and 2020 were $400,085 and $394,100, respectively. Interest expense associated with these loans were $17,895 and $17,739 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on these loans were $97,181 and $79,286 at December 31, 2021 and 2020, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2021 and 2020, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,263 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on this loan was $15,735 and $13,480 at December 31, 2021 and 2020, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2021 and 2020, amounts due to the stockholder were $50,000 and $40,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as an addition to or reduction in the amount due to affiliate in the accompanying balance sheets.

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2023. At December 31, 2021 and 2020, amounts due to the stockholder were $76,121 and $60,371, respectively. The Company shares the space with Amanasu Techno Holdings Corp. (“ATH”), a reporting company under the Securities Exchange Act of 1934. ATH is responsible for 50% of the rent.

The office in New York is rented at the rate of $360 each year and is also shared with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to ATH at December 31, 2021 was $39,166 as compared to $11,338 at December 31, 2020.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

5. OPERATING LEASE LIABILITY

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company’s Board of Directors, who is also the stockholder of the Company, which expires October 1, 2023. The Company shares the space with ATH, a reporting company under the Securities Exchange Act of 1934. Our major shareholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $360 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

The Company’s lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 5% for calculation of operating lease liabilities.

On October 1, 2019, the Company commenced a lease with a stockholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating lease liabilities on October 1, 2019. This asset was fully amortized as of September 30, 2021.

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the years ended December 31, 2021 and 2020, the Company amortized $14,427 and $14,065 of right-of-use assets, respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

2022	$15,000
2023	11,250
Total undiscounted future minimum lease payments	26,250
Less: Difference between undiscounted lease payments and discounted lease liabilities	(1,166)
Total operating lease liabilities	25,084
Less current portion	(14,065)
Long-term lease liabilities	$11,019

Total rent expense under operating leases for the year ended December 31, 2021 was $16,109 as compared to $15,929 for the year ended December 31, 2020.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

6. INCOME TAXES

In accordance with the current tax law in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2021 and 2020 as it had no taxable income. The Company can carry forward net operating losses ("NOL") to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.66 million in the U.S. at December 31, 2021. Approximately $3.41 million in the U.S. will expire in the years 2022 through 2037, and $0.25 million can be carried forward indefinitely.

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The tax returns for the years 2018, 2019, and 2020 are subject to audit by the Internal Revenue Service.

The reconciliation of income tax at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	2021	2020
Income tax expense at statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2021 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$769,427	$-0-
Valuation Allowance	(769,427)	-0-
Deferred Tax Assets	$-0-	$-0-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2020 are as follows:

	U.S.	JAPAN
Net Operating Loss Carryforwards	$784,464	$-0-
Valuation Allowance	(784,464)	-0-
Deferred Tax Assets	$-0-	$-0-

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. SUBSEQUENT EVENT

The Company evaluated subsequent events or transaction that occurred after December 31, 2021 through the issuance date of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021, and identified the following material weaknesses:

•	There is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors / Officers

Name	Age	Since	Position

Atsushi Maki	68	1999	Chairman & Principal Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation for all directors and officers individually for services rendered to the Company for the years ended December 31, 2021 and 2020.

Compensation Summary

	Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other ($)

Atsushi Maki (Chairman, President)	2021	-0-	-0-	-0-
	2020	-0-	-0-	-0-

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

The Company’s directors received no other fees for their services in such capacity; however, they will be reimbursed for expenses incurred by them in connection with the Company’s business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table will identify, as of April 5, 2022, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) officers and directors of the Company as a group. The following information is based upon 44,100,816 shares of common stock of the Company which are issued and outstanding as of April 5, 2022. The address for each individual below 244 Fifth Avenue 2nd Floor New York, NY 10001, the address of the Company.

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Amanasu Corporation (2) #902 Ark Towers 1-3-40 Roppongi Minato-ku Tokyo Japan	33,000,000	74.8%
Common Stock	Atsushi Maki (3) (4)	35,858,500	81.3%
Common Stock	Lina Lei (4)	35,858,500	81.3%
Common Stock	Officers and Directors, as a group (2 persons)	35,858,500	81.3%

(1). “Beneficial ownership” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the years ended December 31, 2021 and 2020, the Company borrowed $5,985 and $3,530, respectively, from a stockholder. The balances due as of December 31, 2021 and 2020 were $400,085 and $394,100, respectively. Interest expense associated with these loans were $17,895 and $17,739 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on these loans were $97,181 and $79,286 at December 31, 2021 and 2020, respectively.

Amanasu Corp. is the principle shareholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at December 31, 2021 and 2020, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $2,256 and $2,263 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on this loan was $15,735 and $13,480 at December 31, 2021 and 2020, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of December 31, 2021 and 2020, amounts due to the stockholder were $50,000 and $40,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as an addition to or reduction in the amount due to affiliate in the accompanying balance sheets.

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expired October 1, 2023. At December 31, 2021 and 2020, amounts due to the stockholder were $76,121 and $60,371, respectively. The Company shares the space with Amanasu Techno Holdings Corp, a reporting company under the Securities Exchange Act of 1934. Amanasu Techno Holdings Corp is responsible for 50% of the rent.

The office in New York is rented at the rate of $360 each year and is also shared with Amanasu Techno Holdings Corp. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to Amanasu Techno Holdings at December 31, 2021 was $39,166 as compared to $11,338 at December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered Prager Metis, our independent registered public accountants for the years ended December 31, 2021 and 2020.

	2021	2020

Audit Fees	$19,000	$19,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	19,000	19,000
Tax Fees	-	-
All Other Fees	-	-

Total	$19,000	$19,000

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

Audit Related Fees, tax and other fees. No other fees under these categories were paid to Prager Metis in 2021 and 2020.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

a. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b. Exhibit Listing

3(i)(a)	Articles of Incorporation of the Company (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
3(i)(b)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
3(i)(c)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Form 10-KSB filed on March 31, 2003).
3(ii)(a)	Amended and Restated By - Laws of the Company (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
10(i)	Agreement between Family Corporation and the Company dated December 15, 1999. (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
10(ii)	License agreement between the Company and Masaichi Kikuchi dated June 8, 2000. (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
10(iii)	Technical Consulting Agreement the Company and Masaichi Kikuchi dated June 9, 2001. (Incorporated by reference to the Company’s Form 10-SB filed on June 20, 2001).
10(iv)

Amendment No. 1 to Licensing Agreement dated July 30, 2001, however, effective June 8, 2000 by and between the Company and Masaichi Kikuchi. (Incorporated by reference to the Company’s Form 10-SB/A filed on August 9, 2001).

10(v)

License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation. (Incorporated by reference to the Company’s Form 10-KSB filed on March 31, 2003).

10(vi)

Addendum to License Agreement made as of September 30, 2002 by and between the Company and Sanyo Kogyo Kabushiki Gaisha and Ever Green Planet Corporation. (Incorporated by reference to the Company’s Form 10-KSB filed on March 31, 2003).

10(vii)	Stock Purchase Agreement dated May 14, 2003 by and between the Company and Jipangu, Inc.
10(viii)	Desalination License Agreement made as of May 30, 2003 by and between the Company Etsuro Sakagami. (Incorporated by reference to the Company’s Form 10-QSB filed on August 13, 2003).
31	Certification under Section 906 of the Sarbanes-Oxley Act.
32	Certification under Section 906 of the Sarbanes-Oxley Act.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

_________________

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

April 5, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Atsushi Maki
Atsushi Maki
Director

April 5, 2022

