Form 10-Q
period 2022-03-31
AMANASU ENVIRONMENT CORP
filed 2022-05-13
CIK 1142801

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32905

AMANASU ENVIRONMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0347883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, 2nd Floor

New York, NY 10001

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

As of May 13, 2022, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU TECHNO HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$15	$37
Total current assets	15	37

Operating lease right-of-use assets	21,634	25,084

Total Assets	$21,649	$25,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$17,254	$9,929
Accrued expenses – related parties	139,796	133,245
Accrued interest – stockholders and officers	117,925	112,916
Taxes payable	27,715	29,310
Operating lease liabilities - current	14,242	14,065
Due to affiliate	44,493	39,166
Loans from stockholders and officers	453,496	451,091
Total current liabilities	814,921	789,722

Operating lease liabilities	7,392	11,019

Total Liabilities	822,313	800,741

Commitments and Contingencies

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $0.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,643,840)	(5,618,228)
Accumulated other comprehensive income	5,721	5,204
Total Amanasu Environment Corporation stockholders’ deficit	(800,466)	(775,371)
Non-controlling interest	(198)	(249)
Total stockholders’ deficit	(800,664)	(775,620)

Total Liabilities and Stockholders’ Deficit	$21,649	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	20,603	20,294

Operating loss	(20,603)	(20,294)

Other expense:
Interest expense – stockholders and officers	(5,009)	(4,939)

Loss before income taxes	(25,612)	(25,233)

Income taxes	-	-

Net loss	(25,612)	(25,233)

Net loss attributable to non-controlling interest	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(25,612)	(25,233)

Other comprehensive income:
Foreign currency translation adjustment	568	784

Comprehensive loss	(25,044)	(24,449)
Less: Comprehensive income attributable to non-controlling interest	51	71

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(25,095)	$(24,520)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance January 1, 2022	44,100,816	$44,101	$4,793,552	$(5,618,228)	$5,204	$(249)	$(775,620)
Net loss				(25,612)			(25,612)
Foreign currency translation adjustment					517	51	568
Balance March 31, 2022	44,100,816	$44,101	$4,793,552	$(5,643,840)	$5,721	$(198)	$(800,664)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance January 1, 2021	44,100,816	$44,101	$4,793,552	$(5,539,235)	$4,115	$(357)	$(697,824)
Net loss				(25,233)			(25,233)
Foreign currency translation adjustment					713	71	784
Balance March 31, 2021	44,100,816	$44,101	$4,793,552	$(5,564,468)	$4,828	$(286)	$(722,273)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,612)	$(25,233)

Changes in assets and liabilities:

Accounts payable and accrued expenses	7,566	10,320
Accrued expenses – related parties	6,938	6,938
Accrued interest – stockholders and officers	5,009	4,939

Net cash used in operating activities	(6,099)	(3,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	750	1,250
Due to affiliate	5,327	2,900

Net cash provided by financing activities	6,077	4,150

Effect on cash of exchange rate changes	-	-

Net change in cash	(22)	1,114

Balance, beginning of period	37	47

Balance, end of period	$15	$1,161
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2021 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $814,906 and an accumulated deficit of $5,643,840 at March 31, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, a continuing effort to investigate business acquisitions and joint ventures. The Company will also continue to investigate and develop technologies, which the Company believes have great market potential. As such, the Company may need to pursue additional sources of financing or will need to rely on loans from stockholders and officers to support the operations. There can be no assurance that the Company can secure additional financing.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three months ended March 31, 2022, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU ENVIRONMENTAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

4. RELATED PARTY TRANSACTIONS AND BALANCES

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the three months ended March 31, 2022 and 2021, the Company borrowed $750 and $1,250 from a stockholder. The balances due as of March 31, 2022 and December 31, 2021 were $400,835 and $400,085, respectively. Interest expense associated with these loans were $4,453 and $4,383 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest on these loans were $101,634 and $97,181 at March 31, 2022 and December 31, 2021, respectively.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at March 31, 2022 and December 31, 2021, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $556 and $556 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest on this loan was $16,291 and $15,735 at March 31, 2022 and December 31, 2021, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of March 31, 2022 and December 31, 2021, amounts due to the stockholder were $52,500 and $50,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the lease payments are made by the Company on behalf of the affiliate, such amounts are shown as an addition to or reduction in the amount due to affiliate in the accompanying balance sheets.

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expires October 1, 2023. At March 31, 2022 and December 31, 2021, amounts due to the stockholder were $80,058 and $76,121, respectively. The Company shares the space with Amanasu Techno Holdings Corp. (“ATH”), a reporting company under the Securities Exchange Act of 1934. ATH is responsible for 50% of the rent.

The office in New York is rented at the rate of $360 each year and is also shared with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to ATH at March 31, 2022 was $44,493 as compared to $39,166 at December 31, 2021.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2022 and 2021 as it has no taxable income in the U.S. The Company can carry forward net operating losses (NOL) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.68 million in the U.S. at March 31, 2022. Approximately $3.41 million in the U.S. will expire in the years 2022 through 2037, and $0.27 million can be carried forward indefinitely.

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

 AMANASU ENVIRONMENTAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

6. OPERATING LEASE LIABILITY

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased at a monthly rate of $2,500 under a lease agreement between the Company and the Secretary of the Company’s board of directors who is also the stockholder of the Company, which expires October 1, 2023. The Company shares the space with ATH, a reporting company under the Securities Exchange Act of 1934. Our major stockholder and officer own approximately 86% of ATH’s outstanding shares of common stock. ATH is responsible for 50% of the rent or $1,250 each month. The office in New York is rented at the rate of $360 each year and shares with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan, and the Company pays no rent.

The Company’s lease does not provide an implicit rate, and therefore the Company uses an estimated incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company uses an incremental borrowing rate of 5% for operating leases.

On October 1, 2019, the Company commenced a lease with a stockholder from October 1, 2019 to September 30, 2021 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2019. This asset was fully amortized as of September 30, 2021.

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the three months ended March 31, 2022 and 2021, the company amortized $3,450 and $3,627 of right-of-use assets, respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

2022 – remaining nine months	$11,250
2023	11,250
Total undiscounted future minimum lease payments	22,500
Less: Difference between undiscounted lease payments and discounted lease liabilities	(866)
Total operating lease liabilities	21,634
Less current portion	(14,242)
Long-term lease liabilities	$7,392

Total rent expense under operating leases for the three months ended March 31, 2022 and 2021 were $3,750 and $3,750, respectively.

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

8. SUBSEQUENT EVENT

The Company evaluated subsequent events or transaction that occurred after March 31, 2022 through the issuance date of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by Amanasu Environmental Corporation and its wholly owned subsidiaries, collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022 (the “Annual Report”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $814,906 and an accumulated deficit of $5,643,840 at March 31, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Results of Operations

There were no revenues for the three months ended March 31, 2022 and 2021.

General and administrative expenses increased $309 (1.5%) to $20,603 for the three months ended March 31, 2022 as compared to $20,294 for the three months ended March 31, 2021 as a result of higher internet fees, insurance costs and professional fees offset mostly by lower state registration expenses.

As a result of the above, the Company incurred a loss from operations of $20,603 for the three months ended March 31, 2022 as compared to a loss from operations of $20,294 for the three months ended March 31, 2021.

For the three months ended March 31, 2022, interest expense increased $70 to $5,009 as compared to $4,939 for the three months ended March 31, 2021.

As a result of the above, the Company incurred a net loss of $25,612 for the three months ended March 31, 2022 as compared to $25,233 for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at March 31, 2022 were $15 as compared to $37 at December 31, 2021. This decrease is the result of a slightly lower cash balance. Total current liabilities as of March 31, 2022 were $814,921 as compared to $789,722 at December 31, 2021.This increase is primarily due to increases in accrued expenses - related parties, accrued interest-stockholders and officers, accounts payable and accrued expenses.

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

Our working capital deficit increased $25,211 to $814,906 at March 31, 2022 as compared to $789,685 at December 31, 2021 primarily due to increases in accrued expenses - related parties, accounts payable and accrued expenses and accrued interest – stockholders and officers.

During the three months ended March 31, 2022, the Company had a net decrease in cash of $22. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2022, the Company used $6,099 in cash for operations as compared to using $3,036 in cash for the three months ended March 31, 2021, primarily as a result of the lower increase in accounts payable and accrued expenses.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $6,077 as compared to $4,150 for the three months ended March 31, 2021 primarily as a result of the increase in amounts due to affiliate.

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

Our critical accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 5, 2022 (the “Annual Report”). There have been no changes in our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2022.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the perios covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022.

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

Amanasu Environmental Corporation

Date: May 13, 2022	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

