Form 10-Q
period 2022-09-30
AMANASU ENVIRONMENT CORP
filed 2022-11-14
CIK 1142801

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 14, 2022, there were 44,100,816 shares outstanding of the registrant’s common stock.

AMANASU ENVIRONMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$268	$37
Total current assets	268	37

Operating lease right-of-use assets	14,602	25,084

Total Assets	$14,870	$25,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$9,173	$9,929
Accrued expenses - related parties	152,598	133,245
Accrued interest - stockholders and officers	128,178	112,916
Taxes payable	23,304	29,310
Operating lease liabilities - current	14,602	14,065
Due to affiliate	61,830	39,166
Loans from stockholders and officers	462,844	451,091
Total current liabilities	852,529	789,722

Operating lease liabilities	-	11,019

Total Liabilities	852,529	800,741

Commitments and Contingencies

Stockholders’ Deficit:
Common stock: authorized 100,000,000 shares of $0.001 par value; 44,100,816 shares issued and outstanding	44,101	44,101
Additional paid in capital	4,793,552	4,793,552
Accumulated deficit	(5,682,408)	(5,618,228)
Accumulated other comprehensive income	7,152	5,204
Total Amanasu Environment Corporation stockholders’ deficit	(837,603)	(775,371)
Non-controlling interest	(56)	(249)
Total Stockholders’ Deficit	(837,659)	(775,620)

Total Liabilities and Stockholders’ Deficit	$14,870	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	12,831	15,137	48,920	46,304

Operating loss	(12,831)	(15,137)	(48,920)	(46,304)

Other expense:
Interest expense - stockholders and officers	(5,163)	(5,088)	(15,260)	(15,041)

Loss before income taxes	(17,994)	(20,225)	(64,180)	(61,345)

Income taxes	-	-	-	-

Net loss	(17,994)	(20,225)	(64,180)	(61,345)

Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Amanasu Environment Corporation Stockholders	(17,994)	(20,225)	(64,180)	(61,345)

Other comprehensive income:
Foreign currency translation adjustment	552	258	2,141	1,081

Comprehensive loss	(17,442)	(19,967)	(62,039)	(60,264)
Less: Comprehensive income attributable to non-controlling interest	50	23	193	97

Comprehensive loss attributable to Amanasu Environment Corporation Stockholders	$(17,492)	$(19,990)	$(62,232)	$(60,361)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding, basic and diluted	44,100,816	44,100,816	44,100,816	44,100,816

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance July 1, 2022	44,100,816	$44,101	$4,793,552	$(5,664,414)	$6,650	$(106)	$(820,217)
Net loss				(17,994)			(17,994)
Foreign currency translation adjustment					502	50	552
Balance September 30, 2022	44,100,816	$44,101	$4,793,552	$(5,682,408)	$7,152	$(56)	$(837,659)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance July 1, 2021	44,100,816	$44,101	$4,793,552	$(5,580,355)	$4,864	$(283)	$(738,121)
Net loss				(20,225)			(20,225)
Foreign currency translation adjustment					235	23	258
Balance September 30, 2021	44,100,816	$44,101	$4,793,552	$(5,600,580)	$5,099	$(260)	$(758,088)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance January 1, 2022	44,100,816	$44,101	$4,793,552	$(5,618,228)	$5,204	$(249)	$(775,620)
Net loss				(64,180)			(64,180)
Foreign currency translation adjustment					1,948	193	2,141
Balance September 30, 2022	44,100,816	$44,101	$4,793,552	$(5,682,408)	$7,152	$(56)	$(837,659)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance January 1, 2021	44,100,816	$44,101	$4,793,552	$(5,539,235)	$4,115	$(357)	$(697,824)
Net loss				(61,345)			(61,345)
Foreign currency translation adjustment					984	97	1,081
Balance September 30, 2021	44,100,816	$44,101	$4,793,552	$(5,600,580)	$5,099	$(260)	$(758,088)

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,180)	$(61,345)

Changes in operating assets and liabilities:

Accounts payable and accrued expenses	152	374
Accrued expenses - related parties	20,813	20,812
Accrued interest - stockholders and officers	15,262	15,041

Net cash used in operating activities	(27,953)	(25,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders and officers	5,520	4,855
Due to affiliate	22,664	20,498

Net cash provided by financing activities	28,184	25,353

Effect on cash of exchange rate changes	-	-

Net change in cash	231	235

Cash balance, beginning of period	37	47

Cash balance, end of period	$268	$282

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year or any other period. The December 31, 2021 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2022.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $852,261 and an accumulated deficit of $5,682,408 at September 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

During the three and nine months ended September 30, 2022, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

4. RELATED PARTY TRANSACTIONS AND BALANCES

The Company receives periodic loans from its principal stockholders and officers based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the stockholders and officers. All loans bear interest at 4.45%, due on demand and no repayment terms have been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2022 and 2021, the Company borrowed $5,520 and $4,855 from a stockholder. During the three months ended September 30, 2022 and 2021, the Company borrowed $1,865 and $1,880 from a stockholder. The balances due as of September 30, 2022 and December 31, 2021 were $405,605 and $400,085, respectively. Interest expense associated with these loans were $4,595 and $13,574 for the three and nine months ended September 30, 2022 as compared to $4,520 and $13,354 for the three and nine months ended September 30, 2021, respectively. Accrued interest on these loans were $110,755 and $97,181 at September 30, 2022 and December 31, 2021, respectively.

Amanasu Corp. is the principal stockholder of the Company. The balance due to Amanasu Corp. was $50,000 and $50,000 at September 30, 2022 and December 31, 2021, respectively. No terms of payment have been established and, as a result, the amount is classified as a current liability. The amounts bear interest of 4.45% annually. Interest expenses associated with this loan were $569 and $1,687 for the three and nine months ended September 30, 2022, as compared to $569 and $1,688 for the three and nine months ended September 30, 2021, respectively. Accrued interest on this loan was $17,423 and $15,735 at September 30, 2022 and December 31, 2021, respectively.

The Company has an arrangement with a stockholder of the Company to perform consulting services. The agreement is not written, and no payment terms have been established. The fee is $10,000 annually. As of September 30, 2022 and December 31, 2021, amounts due to the stockholder were $57,500 and $50,000, respectively. For the most part, these payments are made by the Company’s affiliate. As such, when the payments are made by the Company’s affiliate or the payments are made by the Company on behalf of the affiliate, such amounts are shown as an addition to or reduction in the amount due to affiliate in the accompanying balance sheets.

The Company’s executive offices are located at 244 Fifth Avenue 2nd Floor New York, NY 10001 and Vancouver, British Columbia. The total premises in Vancouver are 2,000 square feet and are leased from a stockholder at a monthly rate of $2,500 under a lease agreement which expires October 1, 2023. At September 30, 2022 and December 31, 2021, amounts due to the stockholder were $87,933 and $76,121, respectively. The Company shares the space with Amanasu Techno Holdings Corp. (“ATH”), a reporting company under the Securities Exchange Act of 1934. ATH is responsible for 50% of the rent. The office in New York is rented at the rate of $360 each year and is also shared with ATH. In addition, the Company maintains an office at Suite 905, 1-6-1 Senzoku Taito-Ku Tokyo Japan. The net balance due to ATH at September 30, 2022 was $61,830 as compared to $39,166 at December 31, 2021.

5. INCOME TAXES

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2022 and 2021 as it has no taxable income in the U.S. The Company can carry forward net operating losses (NOL) to be applied against future profits for a period of twenty years in the U.S. and 80% of the NOL can be carried forward for three years in Japan.

The Company had NOL carryforwards of approximately $3.71 million in the U.S. at September 30, 2022. Approximately $3.41 million in the U.S. will expire in the years 2022 through 2037, and $0.30 million can be carried forward indefinitely. Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

AMANASU ENVIRONMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On October 1, 2021, the Company commenced a new lease with the same stockholder from October 1, 2021 to September 30, 2023 with a monthly payment of approximately $1,250. As such, the Company recorded $28,492 of right-of-use assets and related operating leases liabilities on October 1, 2021. For the three and nine months ended September 30, 2022, the Company amortized $3,537 and $10,482 of right-of-use assets as compared to $3,719 and $11,019 for the three and nine months ended September 30, 2021, respectively.

The following table reconciles the undiscounted future minimum lease under the non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2022:

2022 - remaining three months	$3,750
2023	11,250
Total undiscounted future minimum lease payments	15,000
Less: Difference between undiscounted lease payments and discounted lease liabilities	(398)
Total operating lease liabilities	14,602
Less current portion	(14,602)
Long-term lease liabilities	$-

Total rent expense under operating leases for the three and nine months ended September 30, 2022 was $3,750 and $11,250, as compared to $3,750 and $11,250 for the three and nine months ended September 30, 2021, respectively.

AMANASU ENVIRONMENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

8. SUBSEQUENT EVENT

The Company evaluated subsequent events or transaction that occurred after September 30, 2022 through the issuance date of the accompanying financial statements and determined that no significant subsequent event need to be recognized or disclosed.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $852,261 and an accumulated deficit of $5,682,408 at September 30, 2022, and a record of continuing losses. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2022 and 2021.

General and administrative expenses decreased $2,306 (15.2%) to $12,831 for the three months ended September 30, 2022 as compared to $15,137 for the three months ended September 30, 2021, as a result of lower professional fees. General and administrative expenses increased $2,616 (5.6%) to $48,920 for the nine months ended September 30, 2022 as compared to $46,304 for the nine months ended September 30, 2021, as a result of higher travel expenses.

As a result of the above, the Company incurred losses from operations of $12,831 and $48,920 for the three and nine months ended September 30, 2022, respectively, as compared to $15,137 and $46,304 for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2022, interest expense increased $75 and $219 to $5,163 and $15,260, respectively, as compared to $5,088 and $15,041 for the three and nine months ended September 30, 2021, respectively.

As a result of the above, the Company incurred net losses of $17,994 and $64,180 for the three and nine months ended September 30, 2022, respectively, as compared to $20,225 and $61,345 for the three and nine months ended September 30, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Total current assets at September 30, 2022 were $268 as compared to $37 at December 31, 2021. This increase is the result of a slightly higher cash balance. Total current liabilities as of September 30, 2022 were $852,529 as compared to $789,722 at December 31, 2021.This increase is primarily due to increases in accrued expenses - related parties, accrued interest-stockholders and officers, loans from stockholders and officers and amount due to affiliate.

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

Our working capital deficit increased $62,576 to $852,261 at September 30, 2022 as compared to $789,685 at December 31, 2021 primarily due to increases in accrued expenses - related parties, accrued interest - stockholders and officers, loans from stockholders and officers as well as an increase in amount due to affiliate.

During the nine months ended September 30, 2022, the Company had a net increase in cash of $231. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2022, the Company used $27,953 in cash for operations as compared to using $25,118 in cash for the nine months ended September 30, 2021, primarily as a result of the higher net loss.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $28,184 as compared to $25,353 for the nine months ended September 30, 2021 primarily as a result of the increase in amount due to affiliate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PAO concluded that the Company’s disclosure controls and procedures were ineffective for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2022.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the perios covered hereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022.

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

Amanasu Environmental Corporation

Date: November 14, 2022	By:	/s/ Atsushi Maki
Atsushi Maki
Principal Executive Officer
Principal Accounting Officer

